Form 10-Q
period 1996-06-30
STANDARD FINANCIAL INC
filed 1996-08-13
CIK 920603

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                                ---------------

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                         OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24082

                            STANDARD FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 36-3941870
 (State or other jurisdiction     (IRS Employer
      of organization or          Identification
        incorporation)               Number)

   4192 SOUTH ARCHER AVENUE         60632-1890
      CHICAGO, ILLINOIS             (Zip Code)
    (Address of principal
      executive offices)

                 (312) 847-1140
 (Registrant's telephone number, including area
                      code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1) Yes__X__                No_____
                      (2) Yes__X__                No_____

    The number of shares outstanding of each of the issuer's classes of common stock was 16,405,264 shares of common stock, $0.01 par value, as of July 31, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                           PAGE
                                                                                           -----
Item 1     Financial Statements.......................................................
           Consolidated Statements of Condition as of June 30, 1996 (unaudited) and
            December 31, 1995.........................................................           2
           Consolidated Statements of Income for the Three Months and Six Months Ended
            June 30, 1996 and 1995 (unaudited)........................................           3
           Consolidated Statement of Stockholders' Equity for the Six Months Ended
            June 30, 1996 (unaudited).................................................           4
           Consolidated Statements of Cash Flows for the Six Months Ended June 30,
            1996 and 1995 (unaudited).................................................           5
           Notes to Consolidated Financial Statements (unaudited).....................           6
Item 2     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................           6


PART II.   OTHER INFORMATION
Item 1     Legal Proceedings..........................................................          20
Item 2     Changes in Securities......................................................          20
Item 3     Defaults upon Senior Securities............................................          20
Item 4     Submission of Matters to a Vote of Security Holders........................          20
Item 5     Other Information..........................................................          20
Item 6     Exhibits and Reports on Form 8-K...........................................          21
           Signature Page.............................................................          22

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                        PART I -- FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (DOLLARS IN THOUSANDS)

                                    ASSETS:

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)     (AUDITED)
Cash................................................................................  $      22,630  $      22,620
Interest-bearing deposits at depository institutions................................         22,094         46,951
                                                                                      -------------  -------------
    Cash and cash equivalents.......................................................         44,724         69,571
Investment securities...............................................................        139,464        137,807
Mortgage-backed and related securities..............................................        732,744        804,010
Loans receivable, net...............................................................      1,290,125      1,010,777
Real estate held for sale...........................................................              0            180
Investment in Federal Home Loan Bank stock..........................................         18,527         12,802
Office properties and equipment.....................................................         28,440         28,468
Deferred tax and income tax receivable..............................................            694            524
Accrued interest receivable.........................................................         14,550         13,754
Other assets........................................................................          4,746          3,222
Excess of cost over net assets of acquired association, less accumulated
 amortization.......................................................................            522            113
                                                                                      -------------  -------------
    Total assets....................................................................  $   2,274,536  $   2,081,228
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Deposits..........................................................................  $   1,670,871  $   1,538,546
  Advances from Federal Home Loan Bank of Chicago...................................        310,000        235,000
  Advance payments by borrowers for taxes and insurance.............................         10,991          7,854
  Federal & state income taxes payable..............................................          1,730          4,044
  Miscellaneous liabilities.........................................................         14,650         14,898
                                                                                      -------------  -------------
    Total liabilities...............................................................      2,008,242      1,800,342

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding...              0              0
  Common stock, $0.01 par value; 25,000,000 shares authorized, 19,078,114 shares issued, 16,393,764 shares outstanding at June 30, 1996; and 25,000,000 shares authorized, 19,082,089 shares issued, 17,608,089 outstanding at December 31,
   1995.............................................................................            190            191
  Additional paid-in capital........................................................        188,716        188,443
  Unrealized gain(loss), net of income taxes, on securities available-for-sale......           (845)         3,581
  Retained income, substantially restricted.........................................        129,865        123,841
  Treasury stock, at cost (2,684,350 shares at June 30, 1996; 1,474,000 shares at
   December 31, 1995)...............................................................        (37,285)       (19,411)
  ESOP shares.......................................................................        (10,246)       (10,880)
  MRP shares........................................................................         (4,101)        (4,879)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        266,294        280,886
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................  $   2,274,536  $   2,081,228
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUME 30,              JUME 30,
                                                                     --------------------  --------------------
                                                                       1996       1995       1996       1995
                                                                     ---------  ---------  ---------  ---------
INTEREST INCOME:
  Loans............................................................  $  22,583  $  14,238  $  42,886  $  26,500
  Mortgage-backed and related securities...........................     13,089     14,499     26,749     27,818
  Investments and interest-bearing deposits........................      2,881      4,009      6,306      8,801
                                                                     ---------  ---------  ---------  ---------
    Total interest income..........................................     38,553     32,746     75,941     63,119
INTEREST EXPENSE:
  Deposits.........................................................     18,197     16,133     35,620     30,852
  Borrowings.......................................................      4,688      1,133      8,658      1,917
                                                                     ---------  ---------  ---------  ---------
    Total interest expense.........................................     22,885     17,266     44,278     32,769
                                                                     ---------  ---------  ---------  ---------
  Net interest income before provision for loan losses.............     15,668     15,480     31,663     30,350
  Provision for loan losses........................................        800        605      1,600        770
                                                                     ---------  ---------  ---------  ---------
  Net interest income after provision for loan losses..............     14,868     14,875     30,063     29,580
NON-INTEREST INCOME:
  Fees for customer services.......................................      1,141        880      2,226      1,691
  Net gain on sales of investments and mortgage-backed
   securities......................................................         22        526      1,591        549
  Net gain on sales of loans.......................................         42          0         70          0
  Other............................................................        237        194        555        413
                                                                     ---------  ---------  ---------  ---------
    Total non-interest income......................................      1,442      1,600      4,442      2,653
NON-INTEREST EXPENSE:
  Compensation and benefits........................................      4,912      4,329      9,948      8,494
  Occupancy........................................................      2,108      2,139      4,187      4,177
  Federal deposit insurance premiums...............................        967        860      1,915      1,720
  Marketing........................................................        461        375        918        749
  Other general and administrative expenses........................      1,777      1,710      3,649      3,259
  Amortization of excess of cost over net assets of acquired
   association.....................................................         22         22         45         45
                                                                     ---------  ---------  ---------  ---------
    Total non-interest expense.....................................     10,247      9,435     20,662     18,444
                                                                     ---------  ---------  ---------  ---------
  Income before federal and state income taxes.....................      6,063      7,040     13,843     13,789
  Federal and state income taxes...................................      2,245      2,537      5,104      4,995
                                                                     ---------  ---------  ---------  ---------
  Net income.......................................................  $   3,818  $   4,503  $   8,739  $   8,794
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
  Primary earnings per share.......................................  $    0.25  $    0.26  $    0.56  $    0.51
  Fully diluted earnings per share.................................       0.24       0.26       0.55       0.51
  Dividends declared per share.....................................       0.08       0.00       0.16       0.00

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      UNREALIZED
                                                                      GAIN (LOSS)
                               COMMON                    ADDITIONAL     ON SEC.
                                STOCK     COMMON STOCK     PAID-IN    AVAILABLE-   RETAINED   TREASURY     ESOP        MRP
                               ISSUED     AT PAR VALUE     CAPITAL     FOR-SALE     INCOME      STOCK     SHARES     SHARES
                             -----------  -------------  -----------  -----------  ---------  ---------  ---------  ---------
Balance at January 1,
 1996......................      19,082     $     191     $ 188,443    $   3,581   $ 123,841  $ (19,411) $ (10,880) $  (4,879)
Net income for the
 period....................           0             0             0            0       8,739          0          0          0
Dividends paid.............           0             0             0            0      (2,715)         0          0          0
Change in unrealized gain
 (loss), net of income
 taxes, on securities
 available-for-sale........           0             0             0       (4,426)          0          0          0          0
Purchase of treasury
 stock.....................           0             0             0            0           0    (17,874)         0          0
Options Exercised..........          17             0           207            0           0          0          0          0
Tax benefit from options
 exercised.................           0             0            21            0           0          0          0          0
ESOP shares earned.........           0             0           307            0           0          0        634          0
MRP shares forfeited.......         (23)           (1)         (294)           0           0          0          0        295
Issuance of MRP shares.....           2             0            32            0           0          0          0        (32)
MRP shares earned, net.....           0             0             0            0           0          0          0        515
                             -----------        -----    -----------  -----------  ---------  ---------  ---------  ---------
Balance at June 30, 1996...      19,078     $     190     $ 188,716    $    (845)  $ 129,865  $ (37,285) $ (10,246) $  (4,101)
                             -----------        -----    -----------  -----------  ---------  ---------  ---------  ---------
                             -----------        -----    -----------  -----------  ---------  ---------  ---------  ---------


                               TOTAL
                              STOCK-
                             HOLDERS'
                              EQUITY
                             ---------
Balance at January 1,
 1996......................  $ 280,886
Net income for the
 period....................      8,739
Dividends paid.............     (2,715)
Change in unrealized gain
 (loss), net of income
 taxes, on securities
 available-for-sale........     (4,426)
Purchase of treasury
 stock.....................    (17,874)
Options Exercised..........        207
Tax benefit from options
 exercised.................         21
ESOP shares earned.........        941
MRP shares forfeited.......          0
Issuance of MRP shares.....          0
MRP shares earned, net.....        515
                             ---------
Balance at June 30, 1996...  $ 266,294
                             ---------
                             ---------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED JUNE
                                                                                                    30,
                                                                                           ----------------------
                                                                                              1996        1995
                                                                                           ----------  ----------
OPERATING ACTIVITIES:
Net income...............................................................................  $    8,739  $    8,794
Adjustments to reconcile net income to net cash provied by operating activities:
  Provision for depreciation.............................................................       1,642       1,595
  Provision for loan losses..............................................................       1,600         770
  Amortization of other intangibles......................................................          58          42
  Amortization of cost over net assets of acquired association...........................          45          45
  Amortization of premiums and discounts.................................................         814      (1,110)
  Amortization of net deferred loan fees.................................................        (325)       (387)
  Release of ESOP shares.................................................................         941         834
  Release of MRP shares..................................................................         515         117
  Deferred income taxes..................................................................         398        (843)
  Gain on sale of loans..................................................................         (70)         (5)
  Proceeds from loan sales...............................................................      39,991         140
  Loans originated for sale..............................................................      (8,522)       (197)
  Gain on sale of securities available-for-sale..........................................      (1,591)       (544)
  Increase in interest receivable........................................................        (796)     (1,753)
  Increase in interest payable...........................................................       1,231       1,928
  Increase (decrease) in miscellaneous liabilities.......................................        (248)        726
  Other, primarily other assets..........................................................      (1,182)        211
                                                                                           ----------  ----------
    Net cash provided by operating activities............................................      43,240      10,363
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available-for-sale........................      74,269      66,797
  Proceeds from maturity and repayment of investment securities available-for-sale.......     188,859      31,000
  Purchases of investment securities available-for-sale..................................    (265,639)    (89,817)
  Purchases of investment securities held to maturity....................................           0    (152,088)
  Proceeds from maturity and repayment of investment securities held to maturity.........           0     218,785
  Repayments of mortgage-backed and related securities held to maturity..................     126,172      62,276
  Purchases of mortgage-backed and related securities held to maturity...................     (59,825)   (132,442)
  Loan principal repayments..............................................................     123,088      51,296
  Loans originated and purchased.........................................................    (436,015)   (214,957)
  Office property and equipment, net.....................................................      (1,664)     (1,849)
  Purchase of Federal Home Loan Bank stock...............................................      (5,725)     (1,074)
                                                                                           ----------  ----------
    Net cash used by investing activities................................................    (256,480)   (162,073)
FINANCING ACTIVITIES:
  Net increase (decrease) in passbook, NOW, and money market deposit accounts............      11,983     (38,531)
  Net increase in certificates of deposit................................................     119,109     128,951
  Premium paid on purchased deposits.....................................................        (454)          0
  Proceeds of advances from Federal Home Loan Bank                                             87,000      50,000
  Repayments of advances from Federal Home Loan Bank.....................................     (12,000)          0
  Net increase in advance payments by borrowers..........................................       3,137       1,494
  Options exercised......................................................................         207           0
  Purchase of treasury stock.............................................................     (17,874)     (7,595)
  Dividends paid.........................................................................      (2,715)          0
                                                                                           ----------  ----------
    Net cash provided by financing activities............................................     188,393     134,319
                                                                                           ----------  ----------
    Decrease in cash and cash equivalents................................................     (24,847)    (17,391)
Cash and cash equivalents at beginning of period.........................................      69,571      76,097
                                                                                           ----------  ----------
Cash and cash equivalents at end of period...............................................  $   44,724  $   58,706
                                                                                           ----------  ----------
                                                                                           ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest on:
  Deposits...............................................................................  $   34,389  $   28,924
  Borrowings.............................................................................       8,447       1,271
                                                                                           ----------  ----------
                                                                                           $   42,836  $   30,195
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Income taxes.............................................................................  $    5,080  $    5,773
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Transfer of loans to real estate held for sale...........................................  $      170  $      422
                                                                                           ----------  ----------
                                                                                           ----------  ----------

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results for the interim periods presented have been included.

    The results of operations and other data for the three and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

    The consolidated financial statements include the accounts of Standard Financial, Inc. (the "Company") and its wholly-owned subsidiaries, Standard Federal Bank for savings (the "Bank"), and Capital Equities Corporation, and the Bank's wholly-owned subsidiaries SFB Insurance Agency, Inc., and Standard Financial Mortgage Corporation (the "Mortgage Company").

(2)  EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of common shares and equivalents outstanding utilizing the treasury stock method. Stock options and shares granted under the Management Recognition and Retention Plan (the "MRP") represent the common stock equivalents of the Company.

    The weighted average number of common shares and equivalents outstanding for the second quarters of 1996 and 1995 were 15,527,024 and 17,312,000, respectively. The weighted average number of common shares and equivalents outstanding for the first six months of 1996 and 1995 were 15,778,257 and 17,350,000 respectively.

(3)  COMMITMENTS

    The Bank had outstanding lending commitments at June 30, 1996 and December 31, 1995 comprised of the following (in thousands):

                                                           JUNE 30, 1996  DECEMBER 31, 1995
                                                           -------------  -----------------
Unused credit card lines.................................   $    44,995      $    39,929
Mortgage loans...........................................        99,972           40,523
Equity lines.............................................         5,007            4,229
                                                           -------------        --------
                                                            $   149,974      $    84,681
                                                           -------------        --------
                                                           -------------        --------

ITEM 2  STANDARD FINANCIAL, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    Standard Financial, Inc. (the "Company") was organized as the holding company for Standard Federal Bank for savings (the "Bank") in connection with the Bank's conversion from the mutual to stock form of ownership. On July 28, 1994, the Company issued and sold 18,630,000 shares of its common stock at an issuance price of $10.00 per share to complete the conversion. Net proceeds to the Company were $182.5 million after deduction of conversion expenses and underwriting fees of $3.8 million. The Company used $91.3 million of the net proceeds to acquire all of the stock of the

Bank. The Bank owns a mortgage banking subsidiary which is in the wholesale mortgage business throughout the Chicago metropolitan area, and an insurance subsidiary which sells insurance and brokerage services.

    The Company's primary business is offering residential first mortgage loans and consumer financing and providing conveniently located deposit facilities with transaction, savings and certificate accounts. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in the southwestern and western part of the city of Chicago and neighboring suburbs in Cook and DuPage counties, Illinois. At June 30, 1996, the Bank had fourteen full service offices, three of which are located on the southwest side of the City of Chicago and eleven of which are located in Chicago's western and southwestern suburbs, and two limited service offices.

    During the first six months of 1996, net income declined slightly to $8.7 million, a 1.1% or $0.1 million decrease over the same period in 1995. This equated to $0.56 per share for the first six months of 1996 compared to $0.51 per share for the same period in 1995. Total assets of the Company rose to $2.3 billion at June 30, 1996. Capital remained strong at $266.3 million at June 30, 1996, a decrease of $14.6 million from December 31, 1995 as the Company repurchased 1,210,350 shares of its stock during the six months ended June 30, 1996. The Company paid cash dividends of $0.16 cents per share during this same period.

    At June 30, 1996, total assets of the Company reached $2.275 billion, an increase of 9.3% from December 31, 1995. During this same period, loans grew to $1.290 billion or 27.6%, and deposits grew to $1.671 billion or 8.6%. While net interest income for the first six months of 1996 was up 1.7% from the same period in 1995 because of volume growth, the net interest margin dropped to 3.00% from 3.48% in the previous year. The high level of pre-payments from mortgage related products and higher rates paid on the Company's growing deposit portfolio, caused this tightening of the margin.

    During the first six months of 1996, the Company repurchased approximately
1.2 million shares of its common stock, at an average cost of $14.77. Subsequent to June 30, 1996, the Company received regulatory approval to purchase up to another 10% of its outstanding stock, through January 24, 1997.

    At the end of the quarter, the Company completed the acquisition of a new branch in the Naperville market. Naperville is located in Chicago's far western suburbs. The Company acquired $13.0 million in deposits as a result of this acquisition.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
GENERAL

    Net income for the quarter ended June 30, 1996, decreased 15.6% to $3.8 million compared to $4.5 million for the quarter ended June 30, 1995. Earnings per share for the 1996 quarter was $.25 compared to $.26 in the second quarter of 1995. The weighted average number of common shares and equivalents outstanding for the second quarters of 1996 and 1995 were 15,527,024 and 17,312,000 shares, respectively. Net interest income before provision for loan losses increased $0.2 million or 1.3% to $15.7 million in 1996 compared to $15.5 million in 1995. The provision for loan losses increased $0.2 million to $0.8 million in 1996 from $0.6 million in 1995. The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing, commitment and origination fees, gains and losses on sale of loans and investments, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Non-interest income decreased by $0.2 million or 12.5% to $1.4 million in 1996 from $1.6 million in 1995. Non-interest expense increased by $0.8 million or 8.5% to $10.2 million in 1996 from $9.4 million in 1995.

INTEREST INCOME

    Total interest income increased $5.9 million or 18.0% to $38.6 million for 1996 from $32.7 million for 1995. The increase in interest income was the result of average earning assets increasing to $2.160 billion in 1996 from $1.775 billion in 1995. Interest income on loans increased $8.4 million or 59.2% to $22.6 million in 1996 from $14.2 million in 1995. The increase was the result of growth in average loans outstanding of $528.2 million or 74.2% from $711.9 million in 1995 to $1,240.1 million in 1996. This was partially offset by a decline in the portfolio yield from 8.00% in 1995 to 7.28% in 1996. Interest income on mortgage-backed and related securities decreased $1.4 million or 9.7% to $13.1 million in 1996 from $14.5 million in 1995. This decrease was due both to a decline in the average volume and a decline in the average yield. Interest on investment securities decreased by $1.0 million or 29.4% to $2.4 million in 1996 from $3.4 million in 1995. The decrease was due to the average balance of investment securities decreasing $73.2 million or 35.3% to $134.2 million in 1996 from $207.4 million in 1995. Short-term investment interest income decreased by $0.3 million to $0.1 million in 1996 from $0.4 million in 1995.

INTEREST EXPENSE

    Total interest expense increased by $5.6 million or 32.4% to $22.9 million in 1996 from $17.3 million in 1995. The increase in interest expense was the result of an increase in the rates paid on interest-bearing liabilities to 4.77% in 1996 from 4.51% in 1995, and a 25.5% increase in the average amount of those liabilities to $1.920 billion in 1996 from $1.530 billion in 1995. The increase in the rates paid on interest-bearing funds was primarily due to the growth in borrowings.

PROVISION FOR LOAN LOSSES

    The provision for loan losses increased to $0.8 million in 1996 from $0.6 million in 1995, an increase of $0.2 million or 33.3%. This increase was primarily caused by growth in the loan portfolio and charge-offs in the credit card portfolio, a line of business that the Company will sell in 1996. The allowance for loan losses at June 30, 1996 was $6.2 million or 0.48% of gross loans outstanding, compared to $4.8 million or 0.63% of gross loans outstanding at June 30, 1995. Based on management's evaluation of the loan portfolio, past loan loss experience and known inherent risks in the portfolio, management believes that the allowance is adequate.

NON-INTEREST INCOME

    Non-interest income decreased $0.2 million to $1.4 million in 1996 from $1.6 million in 1995. The decrease was due to gains on the sale of securities in 1995 which were sold to provide liquidity for the repurchase of shares of the Company's outstanding stock. In 1996, the Company had $42,000 in gains from the sale of loans. The Company expects an increase in loan sales in the future due to increased mortgage loan originations which may result in greater fluctuations in non-interest income.

NON-INTEREST EXPENSE

    Non-interest expense increased by $0.8 million or 8.5% to $10.2 million in 1996 from $9.4 million in 1995. Compensation and employee benefits expense increased by $0.6 million to $4.9 million in 1996 from $4.3 million in 1995, as a result of salary increases and increased staffing in the Company's mortgage origination areas. In addition, the expense related to the MRP was for the full quarter this year, versus part of the quarter in 1995.

    Federal insurance premiums were $1.0 million in 1996 and $0.9 million in 1995. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The ratio of the SAIF's insurance reserves to total SAIF-insured deposits remains below the statutorily designated reserve ratio of 1.25%. Legislation pending before Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions in an amount which, in the aggregate, would increase the ratio of the insurance reserves of the SAIF to 1.25% of total SAIF-insured deposits. Based on the information currently available to the Company regarding the pending legislation and the SAIF reserve balance, the Company estimates that enactment of the legislation as proposed would result in a one-time charge to the Company estimated to be $13.0 million on pre-tax income for the recapitalization of the SAIF.

    Other general and administrative expenses increased to $1.8 million in 1996 from $1.7 million 1995. A variety of professional fees and outside services accounted for these increased expenses.

INCOME TAX EXPENSE

    Income tax expense decreased $0.3 million to $2.2 million in 1996 from $2.5 million in 1995. The primary reason for the decrease was the decrease of pre-tax income from $7.0 million to $6.1 million. The effective tax rate for 1996 was 37.0% compared with 36.0% for 1995.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

GENERAL

    Net income for the six months ended June 30, 1996, decreased 1.1% to $8.7 million compared to $8.8 million for the six months ended June 30, 1995. Earnings per share for the 1996 period increased to $.56 compared to $.51 for 1995. The weighted average number of common shares and equivalents outstanding for the second quarters of 1996 and 1995 were 15,778,257 and 17,350,000 shares, respectively. Net interest income before provision for loan losses increased $1.3 million or 4.3% to $31.7 million in 1996 compared to $30.4 million in 1995. The provision for loan losses increased $0.8 million to $1.6 million in 1996 from $0.8 million in 1995. Non-interest income increased by $1.7 million or 63.0% to $4.4 million in 1996 from $2.7 million in 1995. Non-interest expense increased by $2.3 million or 12.5% to $20.7 million in 1996 from $18.4 million in 1995.

INTEREST INCOME

    Total interest income increased $12.8 million or 20.3% to $75.9 million for 1996 from $63.1 million for 1995. The increase in interest income was the result of average earning assets increasing to $2.109 billion in 1996 from $1.742 billion in 1995. Interest income on loans increased $16.4 million or 61.9% to $42.9 million in 1996 from $26.5 million in 1995. The increase was the result of growth in average loans outstanding of $490.9 million or 73.5% from $668.2 million in 1995 to $1,159.1 million in 1996. This was partially offset by a decline in the portfolio yield from 7.93% in 1995 to 7.40% in 1996. Interest income on mortgage-backed and related securities decreased $1.1 million or 4.0% to $26.7 million in 1996 from $27.8 million in 1995. This decrease was due to the average balance of mortgage-backed securities decreasing $30.2 million or 3.8% to $775.7 million in 1996 from $805.9 million 1995. Interest on investment securities decreased by $2.5 million or 32.5% to $5.2 million in 1996 from $7.7 million in 1995. The decrease was due to the average balance of investment securities decreasing $90.9 million or 39.5% to $139.5 million in 1996 from $230.4 million in 1995. Short-term investment interest income declined to $0.5 million in 1996 from $0.7 million in 1995.

INTEREST EXPENSE

    Total interest expense increased by $11.5 million or 35.1% to $44.3 million in 1996 from $32.8 million in 1995. The increase in interest expense was the result of a 24.4% increase in the average amount of interest-bearing liabilities to $1.864 billion in 1996 from $1.498 billion in 1995 and an increase in the rates paid on those liabilities to 4.75% in 1996 from 4.37% in 1995. The increase in the rates paid on interest-bearing funds was primarily due to the growth in borrowings.

PROVISION FOR LOAN LOSSES

    The provision for loan losses increased to $1.6 million in 1996 from $0.8 million in 1995, an increase of $0.8 million or 100.0%. This increase was primarily caused by growth in the loan portfolio and charge-offs in the credit card portfolio, a line of business that the Company will sell in 1996.

NON-INTEREST INCOME

    Non-interest income increased $1.7 million or 63.0% to $4.4 million in 1996 from $2.7 million in 1995. The increase was due to gains on the sale of securities which were sold to provide liquidity for the repurchase of shares of the Company's outstanding stock and mortgage loan originations.

NON-INTEREST EXPENSE

    Non-interest expense increased by $2.3 million or 12.5% to $20.7 million in 1996 from $18.4 million in 1995. Compensation and employee benefits expense increased by $1.4 million to $9.9 million in 1996 from $8.5 million in 1995. Normal salary increases and the absence of a mortgage banking subsidiary in 1995, accounted for much of this increase. In addition, the expense related to the MRP was for the full year in 1996, versus a little over a month in 1995.

    Federal insurance premiums were $1.9 million in 1996 and $1.7 million in 1995, as a result of growth in insured deposits.

    Other general and administrative expenses increased to $3.6 million in 1996 from $3.3 million 1995. A variety of professional fees and outside services accounted for these increased expenses.

INCOME TAX EXPENSE

    Income tax expense increased $0.1 million to $5.1 million in 1996 from $5.0 million in 1995. The effective tax rate for 1996 was 36.9% compared with 36.2% for 1995.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

    At June 30, 1996, total consolidated assets of the Company were $2.275 billion, an increase of $0.194 billion or 9.3% as compared to assets of $2.081 billion at December 31, 1995.

    Cash and cash equivalents decreased $24.9 million or 35.8% from $69.6 million at December 31, 1995, to $44.7 million at June 30, 1996. The decrease was due to investing the funds in higher yielding mortgage loans.

    Investment securities increased $1.7 million or 1.2% from $137.8 million at December 31, 1995, to $139.5 million at June 30, 1996.

    Mortgage-backed and related securities decreased $71.3 million or 8.9% from $804.0 million at December 31, 1995, to $732.7 million at June 30, 1996, primarily because proceeds were used to fund the growth of the Company's mortgage loan portfolio.

    Loans receivable increased $279.3 million or 27.6% from $1,010.8 million at December 31, 1995, to $1,290.1 million at June 30, 1996. The increase in loans receivable was due to the expansion of the Company's correspondent mortgage loan origination network during the period. During the first two quarters of 1996, the Company originated or purchased $444.5 million in loans compared to $215.2 million during 1995. The Company purchases loans from correspondents. Correspondents are mortgage bankers and brokers that originate loans for the Company using rates and underwriting guidelines that the Company sets. The correspondents are paid a fee for loans that are acquired. The Company underwrites all loans and only funds those that meet its underwriting standards. As mortgage loan production grows, the Company intends to increase the amount of loans sold and will retain the loan servicing to generate additional fee income.

    Deposits increased by $0.132 billion or 8.6% from $1.539 billion at December 31, 1995 to $1.671 billion at June 30, 1996. This increase is the result of growth in the certificate of deposit portfolio. The Company continues to utilize various marketing strategies to promote specific deposit products and to acquire or expand targeted customer deposits.

    Borrowings increased 31.9% to $310.0 million at June 30, 1996, from $235.0 million at December 31, 1995. The Company's increased borrowings from the Federal Home Loan Bank (the FHLB') were utilized to fund the growth of loans.

INTEREST RATE SENSITIVITY

    The Company manages its exposure to interest rate risk by emphasizing the origination or purchase of adjustable rate mortgage ("ARM") loans and mortgage-backed securities and the purchase of investments with a short term to maturity for its portfolio. The Company also seeks to match the maturities of assets with deposits and Federal Home Loan Bank ("FHLB") borrowings. Management believes that investing in ARM loans and mortgage-backed securities, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances long-term profitability. The Company's portfolio of mortgage-backed and related securities has net unamortized premiums of $5.8 million. If prepayments accelerate, the amortization of the premium will increase and lower the net yield of the securities over its remaining life. The majority of the collateralized mortgage obligation ("CMO") portfolio was purchased at a discount and therefore does not have the risk of acceleration of premium amortization.

    At June 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $157.8 million. This represented a negative cumulative one year gap ratio of 6.9%. Thus, during periods of falling interest rates, it is expected that the cost of interest-bearing liabilities would fall more quickly than the yield on interest-earning assets, which would positively affect net interest income. In periods of rising interest rates, the opposite affect on net interest income is expected. The Company's one-year gap ratio at December 31, 1995, was a negative 2.3%.

    Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES
            INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES
                                RATE SENSITIVITY
                                 JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                 MORE THAN ONE     MORE THAN
                               WITHIN THREE    FOUR TO TWELVE    YEAR TO THREE    THREE YEARS     OVER FIVE
                                  MONTHS           MONTHS            YEARS       TO FIVE YEARS      YEARS          TOTAL
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
Interest-earning assets (1):
Mortgage loans (2):
  Fixed.....................  $       6,695    $      20,106    $      53,778    $    56,992    $    71,354    $     208,925
  Variable..................         11,007          130,718          338,807        511,514         77,000        1,069,046
Consumer loans (2)..........         13,149              848            2,967          1,696          2,294           20,954
Mortgage-backed and related
 securities:                                                                                                               0
  Fixed.....................          1,604            3,257            9,722          9,769         13,087           37,439
  Variable..................        155,899          423,720          101,268         14,418              0          695,305
Investment securities and
 other assets (3)...........         99,329           48,323            9,497         19,074          3,862          180,085
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
    Total...................        287,683          626,972          516,039        613,463        167,597        2,211,754
Interest-bearing
 liabilities:
Deposits (4):
  Now accounts..............          4,769           14,306           38,150         38,150         18,848          114,223
  Passbook savings
   accounts.................         15,508           46,523          124,062        124,062         61,289          371,444
  Money market deposit
   accounts.................         79,962                0                0              0              0           79,962
  Certificates of deposit...        301,505          584,895          172,378         29,916             80        1,088,774
Borrowings (5)..............         25,000                0          125,000        135,000         25,000          310,000
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
    Total...................        426,744          645,724          459,590        327,128        105,217        1,964,403
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
Excess (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities................  $    (139,061)   $     (18,752)   $      56,449    $   286,335    $    62,380    $     247,351
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
                              ---------------  ---------------  ---------------  -------------  -------------  -------------
Cumulative excess
 (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities................  $    (139,061)   $    (157,813)   $    (101,364)   $   184,971    $   247,351
                              ---------------  ---------------  ---------------  -------------  -------------
                              ---------------  ---------------  ---------------  -------------  -------------
Cumulative excess
 (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities as a % of total
 assets.....................          (6.11)%          (6.94)%          (4.46)%         8.13%         10.87%

- ------------------------
1) Adjustable and floating rate assets are included in the earlier of the period in which interest rates are next scheduled to adjust or the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For fixed rate mortgage loans and mortgage-backed and related securities, an annual prepayment rate of 13% was used, which management believes accurately reflects the Company's historical experiences.

2)  Balances have been reduced for unearned discounts.

3) Amounts shown reflect the repricing of inverse floating rate securities during the indicated period. Such securities have rates which reset in the opposite direction of interest rates and thus are reflected as a reduction in total assets repricing in that period. When inverse floating rate securities mature, the amount shown for such period reflects the principal amount of such security plus the negative effect of repricing in prior periods.

4) Although the Company's NOW accounts and passbook savings accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts and passbook savings accounts are assumed to be withdrawn at annual rates of 16.7%, which management believes accurately reflects the Company's expected historical experience. If all of the Company's NOW accounts and passbook savings accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $562.4 million or 24.7% of total assets.

5) Adjustable and floating rate borrowings are included in the period in which their interest rates are next scheduled to adjust rather than in the period in which they are due.

ASSET QUALITY

    The Company regularly reviews its assets to determine that the allowance for loan losses is adequate. The review consists of a comparison of the allowance for loan losses to historical loss experience while incorporating the impact of any classified loan. Management also reviews its allowance adequacy in light of the outlook for the general economy and regulatory environment.

    The following table sets forth information regarding non-performing loans, investments and real estate owned at the dates indicated.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                             NON-PERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                     JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30
                                                      1996       1996         1995          1995        1995
                                                    ---------  ---------  ------------  ------------  ---------
Non-accrual mortgage loans........................  $   2,556  $   2,417   $    2,795    $    3,566   $   3,200
Non-accrual consumer loans........................        358        367          411           416         510
                                                    ---------  ---------  ------------  ------------  ---------
    Total non-performing loans....................      2,914      2,784        3,206         3,982       3,710
Net real estate held for sale.....................          0        170          180           392         422
Non-accrual mortgage-backed and related
 securities.......................................      7,373      7,877        8,508         9,164       9,758
                                                    ---------  ---------  ------------  ------------  ---------
    Total non-performing assets...................  $  10,287  $  10,831   $   11,894    $   13,538   $  13,890
                                                    ---------  ---------  ------------  ------------  ---------
                                                    ---------  ---------  ------------  ------------  ---------
Allowance for loan losses.........................  $   6,218  $   5,589   $    5,048    $    4,862   $   4,830
Total non-performing assets to total assets.......       0.45%      0.50%        0.57%         0.69%       0.74%
Total non-performing loans to gross loans.........       0.22%      0.24%        0.31%         0.46%       0.49%
Allowance for loan losses to total non-performing
 loans............................................     213.38%    200.75%      157.45%       122.10%     130.19%
Total non-performing mortgage-backed and related
 securities to gross mortgage-backed and related
 securities.......................................       1.01%      0.99%        1.06%         1.09%       1.18%

AVERAGE BALANCE SHEET

    The following tables set forth certain information relating to the Company's consolidated average statements of condition and the consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected in the period it is collected and not in the period it is earned. In the opinion of management, such amounts are not material to net interest income or net change in net interest income in any period. Non-accrual loans are included in the average balances and do not have a material effect on the average yield.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                              NET INTEREST MARGIN
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)
                                    ASSETS:

                                                                        1996                                1995
                                                         ----------------------------------  ----------------------------------
                                                          AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                                                          BALANCE    INTEREST   YIELD/COST    BALANCE    INTEREST   YIELD/COST
                                                         ----------  ---------  -----------  ----------  ---------  -----------
Interest-earning assets:
  Short term investments...............................  $    8,735  $     119        5.45%  $   24,053  $     362        6.02%
  Investment securities................................     134,189      2,406        7.17%     207,410      3,443        6.64%
  Mortgage-backed and related securities...............     758,120     13,089        6.91%     819,380     14,499        7.08%
  Loans receivable.....................................   1,240,105     22,583        7.28%     711,864     14,238        8.00%
  Investment in Federal Home Loan Bank stock...........      18,527        356        7.69%      12,591        204        6.48%
                                                         ----------  ---------  -----------  ----------  ---------  -----------
    Total interest-earning assets......................   2,159,676     38,553        7.14%   1,775,298     32,746        7.38%
Non-interest-earning assets............................      61,612                              71,431
                                                         ----------                          ----------
    Total assets.......................................  $2,221,288                          $1,846,729
                                                         ----------                          ----------
                                                         ----------                          ----------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  NOW accounts.........................................  $   98,661  $     506        2.05%  $   95,243  $     478        2.01%
  Money market deposit accounts........................      79,787        615        3.08%      81,145        673        3.32%
  Passbook savings accounts............................     371,297      2,325        2.50%     386,592      2,418        2.50%
  Certificates of deposit..............................   1,066,048     14,751        5.53%     890,721     12,564        5.64%
  Borrowings...........................................     303,890      4,688        6.17%      76,374      1,133        5.93%
                                                         ----------  ---------  -----------  ----------  ---------  -----------
    Total interest-bearing liabilities.................   1,919,683     22,885        4.77%   1,530,075     17,266        4.51%
Non-interest-bearing liabilities.......................      34,521                              34,641
                                                         ----------                          ----------
    Total liabilities..................................   1,954,204                           1,564,716
Stockholders' equity...................................     267,084                             282,013
                                                         ----------                          ----------
    Total liabilities and stockholders' equity.........  $2,221,288                          $1,846,729
                                                         ----------                          ----------
                                                         ----------                          ----------
Net interest income before provision for loan losses...              $  15,668        2.37%              $  15,480        2.87%
                                                                     ---------  -----------              ---------  -----------
                                                                     ---------  -----------              ---------  -----------
Net yield on earning assets............................                               2.90%                               3.49%
Ratio of interest-earning assets to interest-bearing
 liabilities...........................................                               1.13x                               1.16x

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                              NET INTEREST MARGIN
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                    ASSETS:

                                                                        1996                                1995
                                                         ----------------------------------  ----------------------------------
                                                          AVERAGE                 AVERAGE     AVERAGE                 AVERAGE
                                                          BALANCE    INTEREST   YIELD/COST    BALANCE    INTEREST   YIELD/COST
                                                         ----------  ---------  -----------  ----------  ---------  -----------
Interest-earning assets:
  Short term investments...............................  $   19,280  $     521        5.40%  $   25,234  $     732        5.80%
  Investment securities................................     139,469      5,205        7.46%     230,428      7,681        6.67%
  Mortgage-backed and related securities...............     775,679     26,749        6.90%     805,898     27,818        6.90%
  Loans receivable.....................................   1,159,112     42,886        7.40%     668,184     26,500        7.93%
  Investment in Federal Home Loan Bank stock...........      15,903        580        7.29%      12,262        388        6.33%
                                                         ----------  ---------  -----------  ----------  ---------  -----------
    Total interest-earning assets......................   2,109,443     75,941        7.20%   1,742,006     63,119        7.25%
Non-interest-earning assets............................      60,786                              71,727
                                                         ----------                          ----------
    Total assets.......................................  $2,170,229                          $1,813,733
                                                         ----------                          ----------
                                                         ----------                          ----------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  NOW accounts.........................................  $   98,578  $   1,005        2.04%  $   93,622  $     946        2.02%
  Money market deposit accounts........................      80,281      1,246        3.10%      82,711      1,348        3.26%
  Passbook savings accounts............................     369,410      4,625        2.50%     393,036      4,889        2.49%
  Certificates of deposit..............................   1,034,845     28,744        5.56%     865,873     23,669        5.47%
  Borrowings...........................................     281,258      8,658        6.16%      63,187      1,917        6.07%
                                                         ----------  ---------  -----------  ----------  ---------  -----------
    Total interest-bearing liabilities.................   1,864,372     44,278        4.75%   1,498,429     32,769        4.37%
Non-interest-bearing liabilities.......................      36,043                              34,393
                                                         ----------                          ----------
    Total liabilities..................................   1,900,415                           1,532,822
Stockholders' equity...................................     269,814                             280,911
                                                         ----------                          ----------
    Total liabilities and stockholders' equity.........  $2,170,229                          $1,813,733
                                                         ----------                          ----------
                                                         ----------                          ----------
Net interest income before provision for loan losses...              $  31,663        2.45%              $  30,350        2.88%
                                                                     ---------  -----------              ---------  -----------
                                                                     ---------  -----------              ---------  -----------
Net yield on earning assets............................                               3.00%                               3.48%
Ratio of interest-earning assets to interest-bearing
 liabilities...........................................                               1.13x                               1.16x

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                              NET INTEREST MARGIN
                                AT JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                    ASSETS:

                                                                                            BALANCE     YIELD/COST
                                                                                         -------------  ---------
Interest-earning assets:
  Short term investments...............................................................  $      22,094    5.32%
  Investment securities................................................................        139,464    6.39%
  Mortgage-backed and related securities...............................................        732,744    7.07%
  Loans receivable.....................................................................      1,298,925    7.61%
  Investment in Federal Home Loan Bank stock...........................................         18,527    6.75%
                                                                                         -------------  ---------
    Total interest earning assets......................................................      2,211,754    7.32%
Non-interest-earning assets............................................................         62,782
                                                                                         -------------
    Total assets.......................................................................  $   2,274,536
                                                                                         -------------
                                                                                         -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  NOW accounts.........................................................................  $      81,074    2.00%
  Money market deposit accounts........................................................         79,962    3.14%
  Passbook savings accounts............................................................        371,444    2.53%
  Certificates of deposit..............................................................      1,088,774    5.63%
  Borrowings...........................................................................        310,000    5.98%
                                                                                         -------------  ---------
    Total interest-bearing liabilities.................................................      1,931,254    4.83%
Non-interest-bearing liabilities.......................................................         76,988
                                                                                         -------------
    Total liabilities..................................................................      2,008,242
Stockholders' equity...................................................................        266,294
                                                                                         -------------
    Total liabilities and stockholders' equity.........................................  $   2,274,536
                                                                                         -------------
                                                                                         -------------
Net interest income before provision for loan losses...................................                   2.49%
                                                                                                        ---------
                                                                                                        ---------

CAPITAL COMPLIANCE

    Office of Thrift Supervision (the "OTS") regulations require the Bank to comply with the following minimum capital standards: a leverage (or core capital) requirement consisting of a minimum ratio of core capital (which, as defined by the OTS, is comprised primarily of stockholders' equity) to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights) to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 50% of total capital consisting of core capital.

    At June 30, 1996, the Bank exceeded all regulatory minimum capital requirements. The following table sets forth information relating to the Bank's regulatory capital compliance at that date.

                                                                                                           EXCESS OF
                                                             REGULATORY              ACTUAL BANK          BANK ACTUAL
                                                            REQUIREMENTS               CAPITAL           CAPITAL OVER
                                                       ----------------------  ------------------------   REGULATORY
                                                        AMOUNT      PERCENT      AMOUNT       PERCENT    REQUIREMENTS
                                                       ---------  -----------  -----------  -----------  -------------
Risk-based...........................................  $  71,185       8.00%   $   200,849      22.57%    $   129,664
Leverage (core)......................................     66,599       3.00        194,631       8.77         128,032
Tangible.............................................     33,298       1.50        194,563       8.76         161,265

    The capital requirements described above are minimum requirements. Higher capital requirements will be required by the OTS if warranted by the particular circumstances or risk profile of an individual institution. For example, OTS regulations provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks. Further, the OTS may require an institution to maintain additional capital to account for its interest rate risk ("IRR") exposure. Under OTS regulations, the OTS quantifies each institution's level of IRR exposure based on data reported by the institution to the OTS, using a model designed to measure the change in the net present value of the institution's assets, liabilities and off-balance sheet positions resulting from a hypothetical 200 basis point increase or decrease in interest rates. IRR exposure, as measured by the OTS, is used as the basis for determining whether the institution must hold additional risk-based capital to account for IRR. The Bank has not been required by the OTS to maintain capital in excess of the minimum regulatory requirements set forth above.

LIQUIDITY

    The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and investment securities, and advances from the FHLB and other borrowed funds. While scheduled maturities of investments and amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

    The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposits plus short-term borrowings as defined by OTS regulations. This requirement which may vary at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Bank's liquidity ratios were 6.87% at June 30, 1996 and 8.92% at December 31, 1995. The Bank's short-term liquidity ratios were 2.67% at June 30, 1996 and 5.28% at December 31, 1995. Excess funds are generally invested in high quality, short-term marketable investments and federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of advances from the Company, the FHLB, and other commercial banking sources.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities, consisting of the results of operations of the Company, adjusted primarily for non-cash amortization of expenses and changes in assets and liabilities were, $43.2 million and $10.4 million for the first six months of 1996 and 1995, respectively. Net cash used in investing activities, consisting of purchases and maturities of investments, changes in the level of mortgage loans, and payment for property and equipment, were $256.5 million and $162.1 million for the first six months of 1996 and 1995, respectively. Net cash provided by financing activities, consisting primarily of changes in deposit and escrow accounts and changes in borrowed funds, were $188.4 million and $134.3 million for the first six months of 1996 and 1995, respectively.

    At June 30, 1996, the Company had outstanding loan commitments of $150.0 million and anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996, totaled $886.4 million. Management believes that a significant portion of such deposits will remain with the Company based upon prior experience with such deposits.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2  CHANGES IN SECURITIES

    None

ITEM 3  DEFAULT UPON SENIOR SECURITIES

    None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was convened on April 18, 1996. At the meeting, John A. Brdecka, Albert M. Petkus and Thomas M. Ryan were elected to serve as Class II directors (term expires in 1999). Continuing as Class I directors (term expires in 1998) are Stasys J. Baras, Fred V. Gwyer, M.D. and George W. Lane. Continuing as Class III directors (term expires in
1997) are David H. Mackiewich, Tomas A. Kisielius, M.D. and Sharon Reese Dalenberg. The stockholders also approved proposals amending the Stock Option Plan, amending the Stock Option Plan for Outside Directors, and amending the Management Recognition and Retention Plan and Trust.

    There were 16,693,489 issued and outstanding shares of Common Stock at the time of the annual meeting. The voting on the above described items was as follows:

                                                                                                        BROKER
ELECTION OF DIRECTORS                                                             FOR       WITHHELD   NON-VOTE
- ---------------------------------------------------------------------------  -------------  ---------  ---------
John A. Brdecka............................................................     14,223,724    346,515    176,777
Albert M. Petkus...........................................................     14,277,952    292,287    176,777
Thomas M. Ryan.............................................................     14,252,639    317,600    176,777

                                                                                        BROKER
                                                     FOR         NOT FOR     ABSTAIN   NON-VOTE       TOTAL
                                                -------------  -----------  ---------  ---------  -------------
Proposal to amend the Stock Option Plan.......     12,811,953    1,620,438     88,674    225,951     14,747,016
Proposal to amend the Stock Option Plan for
 Outside Directors............................     12,536,112    1,850,152    134,801    225,951     14,747,016
Proposal to amend the Management Recognition
 and Retention Plan and Trust.................     12,690,231    1,722,304    108,530    225,951     14,747,016

    The stockholders also voted to ratify the appointment of the Company's external auditors, Ernst & Young LLP.

ITEM 5  OTHER INFORMATION

    John A. Brdecka resigned as a director of the Company for personal reasons during the second quarter.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    11.1 Statement Re Computation of Per Share Earnings

                       COMPUTATION OF PER SHARE EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30               JUNE 30
                                                                     --------------------  --------------------
PRIMARY                                                                1996       1995       1996       1995
- -------------------------------------------------------------------  ---------  ---------  ---------  ---------
Average shares outstanding.........................................     15,088     17,255     15,382     17,321
Net effect of the assumed exercise of stock options -- based on the
 treasury stock method using average market price..................        310         42        292         21
Net effect of the assumed exercise of MRP's -- based on the
 treasury stock method using average market price..................        129         15        104          8
                                                                     ---------  ---------  ---------  ---------
Average common & common stock equivalents..........................     15,527     17,312     15,778     17,350
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   3,818  $   4,503  $   8,739  $   8,794
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Earnings per share.................................................  $    0.25  $    0.26  $    0.56  $    0.51
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
FULLY DILUTED
- -------------------------------------------------------------------
Average shares outstanding.........................................     15,088     17,255     15,382     17,321
Net effect of the assumed exercise of stock options -- based on the treasury stock method using average market price or period end
 market price, whichever is higher.................................        420         68        421         34
Net effect of the assumed exercise of MRP's -- based on the
 treasury stock method using average market price or period end
 market price, whichever is higher.................................        152         22        134         11
                                                                     ---------  ---------  ---------  ---------
Average common & common stock equivalents..........................     15,660     17,345     15,937     17,366
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   3,818  $   4,503  $   8,739  $   8,794
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Earnings per share.................................................  $    0.24  $    0.26  $    0.55  $    0.51
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

    (b) Reports on Form 8-K

    On July 8, 1996, the Company filed a current report on Form 8-K dated July 3, 1996, to report on Item 5, Other Events, certain information regarding the completion of a stock repurchase of 847,250 shares of its common stock.

    On August 1, 1996, the Company filed a current report on Form 8-K dated July 31, 1996, to report on Item 5, Other Events, certain information regarding the regulatory approval to further repurchase common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STANDARD FINANCIAL, INC.
                                          (REGISTRANT)

Date: August 7, 1996                      /s/ DAVID H. MACKIEWICH
  ------------------------------------------------------------------------------
                                          David H. Mackiewich
                                          CHAIRMAN OF THE BOARD,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (Duly Authorized Officer)

Date: August 7, 1996                      /s/ THOMAS M. RYAN
  ------------------------------------------------------------------------------
                                          Thomas M. Ryan
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Chief Financial Officer