Form 10-Q
period 1996-09-30
STANDARD FINANCIAL INC
filed 1996-11-12
CIK 920603

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number    0-24082


                           STANDARD FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                36-3941870
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NUMBER)
     ORGANIZATION OR INCORPORATION)


        4192 SOUTH ARCHER AVENUE                         60632-1890
            CHICAGO, ILLINOIS                            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (773) 847-1140
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1) Yes     x                     No
                   ---------                     ---------

           (2) Yes     x                     No
                   ---------                     ---------

     The number of shares outstanding of each of the issuer's classes of common stock was 16,172,116 shares of common stock, $0.01 par value, as of October 31, 1996.

                    STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.   Financial Information                                            Page
-------------------------------------------------------------------------------

Item 1    Financial Statements

          Consolidated Statements of Condition as of
          September 30, 1996 (unaudited) and December 31, 1995                2

          Consolidated Statements of Income for the
          Three Months and Nine Months Ended
          September 30, 1996 and 1995 (unaudited)                             3

          Consolidated Statement of Stockholders'
          Equity for the Nine Months Ended
          September 30, 1996 (unaudited)                                      4

          Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 1996 and
          1995 (unaudited)                                                    5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8



PART II.  OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings                                                  23

Item 2    Changes in Securities                                              23

Item 3    Defaults upon Senior Securities                                    23

Item 4    Submission of Matters to a Vote of Security Holders                23

Item 5    Other Information                                                  23

Item 6    Exhibits and Reports on Form 8-K                          24, 25 & 26

          Signature Page                                                     27

                    STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                                STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CONDITION
                                         (Dollars in thousands)

                                                                       September 30,         December 31,
                                                                           1996                  1995
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash                                                                      $ 18,567             $ 22,620
Interest-bearing deposits at depository institutions                        16,081               46,951
                                                                       ------------------------------------
    Cash and cash equivalents                                               34,648               69,571

Investment securities                                                      147,984              137,807
Mortgage-backed and related securities                                     690,395              804,010
Loans receivable, net                                                    1,398,688            1,010,777
Real estate held for sale                                                       70                  180
Investment in Federal Home Loan Bank stock                                  18,527               12,802
Office properties and equipment                                             27,859               28,468
Deferred tax and income tax receivable                                       2,622                  524
Accrued interest receivable                                                 13,721               13,754
Other assets                                                                 4,740                3,222
Excess of cost over net assets of acquired
  association, less accumulated amortization                                   477                  113
                                                                       ------------------------------------
    Total assets                                                        $2,339,731           $2,081,228
                                                                       ------------------------------------
                                                                       ------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits                                                                $1,686,740           $1,538,546
Advances from Federal Home Loan Bank of Chicago                            360,000              235,000
Advance payments by borrowers for taxes and insurance                        5,644                7,854
Federal & state income taxes payable                                            75                4,044
Miscellaneous liabilities                                                   23,943               14,898
                                                                       ------------------------------------
    Total liabilities                                                    2,076,402            1,800,342

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized;
  none outstanding                                                               0                    0
Common stock, $0.01 par value; 25,000,000 shares authorized,
  19,091,466 shares issued, 16,197,116 shares outstanding at
  September 30, 1996; and 25,000,000 shares authorized, 19,082,089
  shares issued, 17,608,089 outstanding at December 31, 1995                   191                  191
Additional paid-in capital                                                 189,126              188,443
Unrealized gain, net of income taxes,
  on securities available-for-sale                                           1,051                3,581
Retained income                                                            127,568              123,841
Treasury stock, at cost (2,894,350 shares at September 30, 1996;
  1,474,000 shares at December 31, 1995)                                   (40,677)             (19,411)
ESOP shares                                                                 (9,928)             (10,880)
MRP shares                                                                  (4,002)              (4,879)
                                                                       ------------------------------------
    Total stockholders' equity                                             263,329              280,886
                                                                       ------------------------------------
    Total liabilities and stockholders' equity                          $2,339,731           $2,081,228
                                                                       ------------------------------------
                                                                       ------------------------------------


See notes to unaudited consolidated financial statements.

                                       2

                                       STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)
                                                     (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                            ---------------------------      ---------------------------
                                                                  1996          1995              1996          1995
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                           $24,726       $15,749           $67,612        $42,249
Mortgage-backed and related securities                           12,333        14,794            39,082         42,612
Investments and interest-bearing deposits                         3,179         3,209             9,485         12,010
                                                           ------------------------------------------------------------
Total interest income                                            40,238        33,752           116,179         96,871

INTEREST EXPENSE:
Deposits                                                         18,900        16,706            54,520         47,558
Borrowings                                                        5,261         2,177            13,919          4,094
                                                           ------------------------------------------------------------
Total interest expense                                           24,161        18,883            68,439         51,652
                                                           ------------------------------------------------------------
Net interest income before provision for loan losses             16,077        14,869            47,740         45,219

Provision for loan losses                                           450           525             2,050          1,295
                                                           ------------------------------------------------------------
Net interest income after provision for loan losses              15,627        14,344            45,690         43,924

NON-INTEREST INCOME:
Fees for customer services                                          912           837             3,138          2,528
Net gain (loss) on sales of investments and mortgage-
 backed securities                                                 (150)          379             1,441            928
Net gain on sales of loans                                        1,136             0             1,206              0
Other                                                               228           (37)              783            376
                                                           ------------------------------------------------------------
Total non-interest income                                         2,126         1,179             6,568          3,832

NON-INTEREST EXPENSE:
Compensation and benefits                                         5,009         4,740            14,957         13,234
Occupancy                                                         2,428         2,085             6,615          6,262
Federal deposit insurance premiums                               10,601           913            12,516          2,633
Marketing                                                           455           378             1,373          1,127
Other general and administrative expenses                         1,657         1,539             5,306          4,798
Amortization of excess of cost over net assets of
 acquired association                                                45            23                90             68
                                                           ------------------------------------------------------------
Total non-interest expense                                       20,195         9,678            40,857         28,122
                                                           ------------------------------------------------------------
Income (loss) before federal and state income taxes (benefit)    (2,442)        5,845            11,401         19,634
Federal and state income taxes (benefit)                         (1,436)        2,099             3,668          7,094
                                                           ------------------------------------------------------------
Net income (loss)                                               ($1,006)       $3,746            $7,733        $12,540
                                                           ------------------------------------------------------------
                                                           ------------------------------------------------------------

Primary earnings (loss) per share                                ($0.07)        $0.22             $0.49          $0.73
Fully dilutted earnings (loss) per share                         ($0.07)        $0.22             $0.49          $0.73
Dividends declared per share                                      $0.08         $0.00             $0.24          $0.00


See notes to unaudited consolidated financial statements.


                                              STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                           (In thousands)
                                                             (Unaudited)

                                                                  Unrealized
                                                                  Gain (Loss)                                              Total
                                   Common    Common      Add'l     on Sec.                                                 Stock-
                                   Stock    Stock at    Paid-in   Available- Retained   Treasury     ESOP       MRP       holders'
                                   Issued   Par Value   Capital    for-Sale   Income     Stock      Shares     Shares      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996         19,082       $191   $188,443     $3,581  $123,841   ($19,411)  ($10,880)   ($4,879)    $280,886

Net income for the period               0          0          0          0     7,733          0          0          0        7,733

Dividends paid                          0          0          0          0    (4,006)         0          0          0       (4,006)

Change in unrealized gain (loss),
net of income taxes, on securities
available-for-sale                      0          0          0     (2,530)        0          0          0          0       (2,530)

Purchase of treasury stock              0          0          0          0         0    (21,266)         0          0      (21,266)

Options Exercised                      19          0        229          0         0          0          0          0          229

Tax benefit from options exercised      0          0         24          0         0          0          0          0           24

ESOP shares earned                      0          0        511          0         0          0        952          0        1,463

MRP shares forfeited                  (23)        (1)      (294)         0         0          0          0        295            0

Issuance of MRP shares                 13          1        213          0         0          0          0       (214)           0

MRP shares earned, net                  0          0          0          0         0          0          0        796          796
                                ----------------------------------------------------------------------------------------------------
Balance at September 30, 1996      19,091       $191   $189,126     $1,051  $127,568   ($40,677)   ($9,928)   ($4,002)    $263,329
                                ----------------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements.

                                      STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                      (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                        ------------------------------
                                                                                           1996                1995
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $7,733             $12,540
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for depreciation                                                          2,479               2,396
        Provision for loan losses                                                           2,050               1,295
        Amortization of other intangibles                                                      88                  43
        Amortization of cost over net assets of acquired association                           90                  68
        Amortization of premiums and discounts                                                896                (432)
        Amortization of net deferred loan fees                                               (433)               (635)
        Release of ESOP shares                                                              1,463                   0
        Release of MRP shares                                                                 796                 340
        Deferred income taxes                                                              (4,393)             (1,075)
        Gain on sale of loans                                                              (1,206)                 (8)
        Proceeds from loan sales                                                           44,725                 205
        Loans originated for sale                                                          (8,522)               (197)
        Gain on sale of securities available-for-sale                                      (1,441)               (920)
        (Increase) decrease in interest receivable                                             33              (2,393)
        Increase in interest payable                                                        1,760               2,854
        Increase decrease in miscellaneous liabilities                                      9,045               2,756
        Other, primarily other assets                                                      (1,175)              1,586
                                                                                        ----------          ----------
                  Net cash provided by operating activities                                53,988              18,423

INVESTING ACTIVITIES:
        Proceeds from sales of investment securities available-for-sale                    84,481             106,847
        Proceeds from maturity and repayment of investment securities available-for-sale  302,268              65,025
        Purchases of investment securities available-for-sale                            (396,616)           (159,261)
        Purchases of investment securities held to maturity                                     0            (157,065)
        Proceeds from maturity and repayment of investment securities held to maturity          0             242,114
        Repayments of mortgage-backed and related securities held to maturity                   0             115,327
        Purchases of mortgage-backed and related securities held to maturity                    0            (199,665)
        Repayments of mortgage-backed and related securities available-for-sale           170,592                   0
        Purchases of mortgage-backed and related securities available-for-sale            (59,825)                  0
        Loan principal repayments                                                         167,703             106,403
        Loans originated and purchased                                                   (593,565)           (383,022)
        Office property and equipment, net                                                 (1,950)             (2,171)
        Purchase of Federal Home Loan Bank stock                                           (5,725)               (870)
                                                                                        ----------          ----------
                  Net cash used by investing activities                                  (332,637)           (266,338)

FINANCING ACTIVITIES:
        Net decrease in passbook, NOW, and money market deposit accounts                  (14,888)            (36,882)
        Net increase in certificates of deposit                                           161,321             143,584
        Premium paid on purchased deposits                                                   (454)                  0
        Proceeds of advances from Federal Home Loan Bank                                  137,000             100,000
        Repayments of advances from Federal Home Loan Bank                                (12,000)                  0
        Net increase (decrease) in advance payments by borrowers                           (2,210)             15,580
        Options exercised                                                                     229                   0
        Purchase of treasury stock                                                        (21,266)            (12,638)
        Dividends paid                                                                     (4,006)                  0
                                                                                        ----------          ----------
                  Net cash provided by financing activities                               243,726             209,644
                                                                                        ----------          ----------
                  Decrease in cash and cash equivalents                                   (34,923)            (38,271)

Cash and cash equivalents at beginning of period                                           69,571              76,097

                                                                                        ----------          ----------
Cash and cash equivalents at end of period                                                $34,648             $37,826
                                                                                        ----------          ----------
                                                                                        ----------          ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest on:
        Deposits                                                                          $52,760             $44,755
        Borrowings                                                                         13,502               2,634
                                                                                        ----------          ----------
                                                                                          $66,262             $47,389
                                                                                        ----------          ----------
                                                                                        ----------          ----------
Income taxes                                                                               $5,299              $7,476
                                                                                        ----------          ----------
                                                                                        ----------          ----------
Transfer of loans to real estate held for sale                                               $240                $422
                                                                                        ----------          ----------
                                                                                        ----------          ----------

See notes to unaudited consolidated financial statements.

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

The results of operations and other data for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1996.

The consolidated financial statements include the accounts of Standard Financial, Inc. (the "Company") and its wholly-owned subsidiaries, Standard Federal Bank for savings (the "Bank"), and Capitol Equities Corporation, and the Bank's wholly-owned subsidiaries SFB Insurance Agency, Inc., and Standard Financial Mortgage Corporation (the "Mortgage Company").

(2)  EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares and equivalents outstanding utilizing the treasury stock method. Stock options and shares granted under the Management Recognition and Retention Plan (the "MRP") represent the common stock equivalents of the Company.

The weighted average number of common shares and equivalents outstanding for the third quarters of 1996 and 1995 were 15,373,883 and 16,887,919, respectively. The weighted average number of common shares and equivalents outstanding for the first nine months of 1996 and 1995 were 15,651,465 and 17,194,865 respectively.

(3)  COMMITMENTS

The Bank had outstanding lending commitments at September 30, 1996 and December 31, 1995 comprised of the following (in thousands):

                                       September 30, 1996    December 31, 1995
                                       ------------------    -----------------

Unused credit card lines . . . . . .             $     0            $  39,929

Mortgage loans . . . . . . . . . . .              87,116               40,523

Equity lines   . . . . . . . . . . .               6,790                4,229
                                                   -----                -----
                                                $ 93,906             $ 84,681
                                                --------             --------
                                                --------             --------

(4)  LOANS RECEIVABLE

Loans receivable at September 30, 1996 and December 31, 1995 consisted of the following:



                                                  September 30,    December 31,
                                                      1996             1995
-------------------------------------------------------------------------------
(IN THOUSANDS)
     Mortgage loans originated:
     One-to-four family                              $1,305,114        $906,766
     Multifamily                                         12,994          11,160
     Commercial                                           7,115           6,666
     Loans and participations purchased,
       primarily one-to-four family                      61,530          73,371
                                                      --------------------------

     Total mortgage loans                             1,386,753          997,963

     Consumer loans                                      20,649           21,538
                                                      --------------------------
     Total gross loans                                1,407,402        1,019,501

     Less:
     Allowance for losses                                 6,559            5,048
     Undisbursed portion of loan proceeds                   425            1,951
     Unearned discounts on loans                          1,004              905
     Net deferred loan fees                                 726              820
                                                      --------------------------

     Loans receivable, net                           $1,398,688       $1,010,777
                                                      --------------------------
                                                      --------------------------

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

The Company's primary business is offering residential first mortgage loans and consumer financing and providing conveniently located deposit facilities with transaction, savings and certificate accounts. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in the southwestern and western part of the city of Chicago and neighboring suburbs in Cook and DuPage counties, Illinois. At September 30, 1996, the Bank had fourteen full service offices, three of which are located on the southwest side of the City of Chicago and eleven of which are located in Chicago's western and southwestern suburbs, and two limited service offices.

As a result of legislation signed into law on September 30, 1996, the Company accrued $9.6 million, to recognize a one-time charge in the third quarter to recapitalize the Savings Association Insurance Fund ("SAIF"). This charge reduced earnings per share by $0.38 during the third quarter of 1996.

Excluding the effect of the one-time SAIF provision, net income for the first nine months of 1996 would have been $13.5 million, an 8.0% or $1.0 million increase over the first nine months of 1995. This would have equated to $0.86 per share compared to $0.73 per share for the first nine months of 1996 and 1995, respectively. After the effect of the one-time SAIF provision, net income the first nine months of 1996, declined to $7.7 million, a 38.4% or $4.8 million decrease over the same period in 1995. This equated to $0.49 per share for the first nine months of 1996 compared to $0.73 per share for the same period in 1995. Capital remained strong at $263.3 million at September 30, 1996, a decrease of $17.6 million from December 31, 1995 as the Company repurchased 1,420,350 shares of its stock during the nine months ended September 30, 1996. The Company paid cash dividends of $0.24 cents per share during this same period.

At September 30, 1996, total assets of the Company reached $2.340 billion, an increase of 12.5% from December 31, 1995. During this same period, loans grew to $1.399 billion or by 38.4%, and deposits grew to $1.687 billion or by 9.6%. While net interest income for the first nine months of 1996 was up 5.5% from the same period in 1995 because of volume growth, the net interest margin dropped to 2.42% from 2.78% in the previous year. The high level of pre-payments from mortgage related products and higher rates paid on the Company's growing deposit portfolio caused this tightening of the margin.

During the first nine months of 1996, the Company repurchased approximately 1.4 million shares of its common stock, at an average cost of $14.98. During the third quarter, the Company sold its credit card operations at a gain of $1.1 million, adding approximately four cents per share to third quarter 1996 revenues.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL
The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing, commitment and origination fees, gains and losses on sale of loans and investments, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Excluding the effect of the one-time SAIF provision, net income for the quarter ended September 30, 1996, increased 29.7% to $4.8 million compared to $3.7 million for the quarter ended September 30, 1995. Excluding the SAIF provision, earnings per share for the 1996 quarter would have been $0.31 compared to $0.22 in the third quarter of 1995. After the effect of the one-time SAIF provision, the Company had a loss of $1.0 million for the quarter, or a loss per share of $0.07. The weighted average number of common shares and equivalents outstanding for the third quarters of 1996 and 1995 were 15,373,883 and 16,887,919 shares, respectively. Net interest income before provision for loan losses increased $1.2 million or 8.1% to $16.1 million in 1996 compared to $14.9 million in 1995. The provision for loan losses remained flat for both periods at $0.5 million. Non-interest income increased by $0.9 million or 75.0% to $2.1 million in 1996 from $1.2 million in 1995. Non-interest expense increased by $10.5 million or 108.2% to $20.2 million in 1996 from $9.7 million in 1995. Excluding the effect of the one-time SAIF provision, non-interest expense would have increased by $0.9 million or 9.3% to $10.6 million in 1996, compared to $9.7 million in 1995.

INTEREST INCOME

Total interest income increased $6.4 million or 18.9% to $40.2 million for 1996 from $33.8 million for 1995. The increase in interest income was the result of average earning assets increasing to $2.235 billion in 1996 from $1.855 billion in 1995. Interest income on loans increased $9.0 million or 57.3% to $24.7 million in 1996 from $15.7 million in 1995. The increase was the result of growth in average loans outstanding of $539.7 million or 66.8% from $808.3 million in 1995 to $1,348.0 million in 1996. This was partially offset by a decline in the portfolio yield from 7.79% in 1995 to 7.34% in 1996. Interest income on mortgage-backed and related securities decreased $2.5 million or 16.9% to $12.3 million in 1996 from $14.8 million in 1995. This decrease was due to a decline in the average volume. Interest on investment securities decreased by $0.1 million or 3.7% to $2.6 million in 1996 from $2.7 million in 1995. Short-term investment interest income remained flat at $0.3 million.

INTEREST EXPENSE

Total interest expense increased by $5.3 million or 28.0% to $24.2 million in 1996 from $18.9 million in 1995. The increase in interest expense was the result of a 23.9% increase in the average amount of those liabilities to $2.000 billion in 1996 from $1.614 billion in 1995 and an increase in the rates paid on interest-bearing liabilities to 4.83% in 1996 from 4.68% in 1995.
The increase in the rates paid on interest-bearing funds was primarily due to the growth in higher costing borrowings.

PROVISION FOR LOAN LOSSES

The quarterly provision for loan losses was $0.5 million in both 1996 and 1995. The allowance for loan losses at September 30, 1996 was $6.6 million or 0.47% of gross loans outstanding, compared to $4.9 million or 0.56% of gross loans outstanding at September 30, 1995. Based on management's evaluation of the loan portfolio, sale of the credit card portfolio, past loan loss experience and known inherent risks in the portfolio, management believes that the allowance is adequate.

NON-INTEREST INCOME

Non-interest income increased $0.9 million to $2.1 million in 1996 from $1.2 million in 1995. The increase was due to gains on the sale of the Company's credit card portfolio in 1996 of $1.1 million. The Company expects an increase in mortgage loan sales in the future due to increased mortgage loan originations which may result in greater fluctuations in non-interest income.

NON-INTEREST EXPENSE

Non-interest expense increased by $10.5 million or 108.2% to $20.2 million in 1996 from $9.7 million in 1995. Compensation and employee benefits expense increased by $0.3 million or 6.4% to $5.0 million in 1996 from $4.7 million in 1995, as a result of regular salary increases as well as increased staffing in the Company's mortgage origination area, the consumer loan department, and the Company's new Naperville Branch.

Occupancy was $2.4 million in 1996, an increase of $0.3 million from 1995. Included in this increase were expenses associated with the Company's new branch in Naperville, which was acquired in June.

Federal insurance premiums were $10.6 million in 1996 and $0.9 million in 1995. Included in the 1996 amount is an accrual of $9.6 million to recognize a one-time charge to recapitalize the SAIF.

Other general and administrative expenses increased to $1.7 million in 1996 from $1.5 million in 1995. A variety of professional fees and outside services accounted for these increased expenses.

INCOME TAX EXPENSE

The Company had an income tax benefit in 1996 of $1.4 million as compared to an expense of $2.1 million in 1995. The one-time SAIF provision contributed $3.8 million to this benefit. Without the effect of the SAIF provision, income taxes would have been $2.4 million in 1996.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL

Excluding the effect of the one-time SAIF provision, net income for the first nine months of 1996, increased 8.0% to $13.5 million compared to $12.5 million for the nine months ended September 30, 1995. Excluding the SAIF provision, earnings per share for the 1996 period would have been $0.86 compared to $0.73 for the year ago period. After the effect of the one-time SAIF provision, net income for the nine months ended September 30, 1996, decreased 38.4% to $7.7 million compared to $12.5 million for the nine months ended September 30, 1995. Earnings per share for the 1996 period decreased to $0.49 compared to $0.73 for 1995. The weighted average number of common shares and equivalents outstanding for the third quarters of 1996 and 1995 were 15,651,465 and 17,194,865 shares, respectively. Net interest income before provision for loan losses increased $2.5 million or 5.5% to $47.7 million in 1996 compared to $45.2 million in 1995. The provision for loan losses increased $0.8 million to $2.1 million in 1996 from $1.3 million in 1995. Non-interest income increased by $2.8 million or 73.7% to $6.6 million in 1996 from $3.8 million in 1995. Non-interest expense increased by $12.8 million or 45.6% to $40.9 million in 1996 from $28.1 million in 1995. Excluding the effect of the one-time SAIF provision, non-interest expense would have increased by $3.2 million or 11.4% to $31.3 million in 1996 compared to $28.1 million in 1995.

INTEREST INCOME

Total interest income increased $19.3 million or 19.9% to $116.2 million for 1996 from $96.9 million for 1995. The increase in interest income was the result of average earning assets increasing to $2.151 billion in 1996 from $1.780 billion in 1995. Interest income on loans increased $25.4 million or 60.2% to $67.6 million in 1996 from $42.2 million in 1995. The increase was the result of growth in average loans outstanding of $507.2 million or 70.9% from $714.9 million in 1995 to $1.222 billion in 1996. This was partially offset by a decline in the portfolio yield from 7.88% in 1995 to 7.38% in 1996. Interest income on mortgage-backed and related securities decreased $3.5 million or 8.2% to $39.1 million in 1996 from $42.6 million in 1995. This decrease was due to the average balance of mortgage-backed securities decreasing $66.9 million or 8.2% to $752.3 million in 1996 from $819.2 million 1995. Interest on investment securities decreased by $2.6 million or 25.0% to $7.8 million in 1996 from $10.4 million in 1995. The decrease was due to the average balance of investment securities decreasing $68.8 million or 32.9% to $140.4 million in 1996 from $209.2 million in 1995. Short-term investment interest income declined to $0.8 million in 1996 from $1.0 million in 1995.

INTEREST EXPENSE

Total interest expense increased by $16.7 million or 32.3% to $68.4 million in 1996 from $51.7 million in 1995. The increase in interest expense was the result of a 24.3% increase in the average amount of interest-bearing liabilities to $1.910 billion in 1996 from $1.537 billion in 1995 and an increase in the rates paid on those liabilities to 4.78% in 1996 from 4.48% in 1995. The increase in the rates paid on interest-bearing funds was primarily due to the growth in higher costing borrowings and certificate of deposit portfolios.

PROVISION FOR LOAN LOSSES

The nine month provision for loan losses increased to $2.1 million in 1996 from $1.3 million in 1995, an increase of $0.8 million or 61.5%. This increase was primarily caused by growth in the mortgage loan portfolio and charge-offs in the credit card portfolio, a line of business that the Company sold during the third quarter of 1996.

NON-INTEREST INCOME

Non-interest income increased $2.8 million or 73.7% to $6.6 million in 1996 from $3.8 million in 1995. The increase was due to gains of $1.4 million on the sale of securities which were sold to provide liquidity for the repurchase of shares of the Company's outstanding stock and mortgage loan originations. In addition, the Company recorded a gain of $1.1 million from the sale of its credit card portfolio.

NON-INTEREST EXPENSE

Non-interest expense increased by $12.8 million or 45.6% to $40.9 million in 1996 from $28.1 million in 1995. Compensation and employee benefits expense increased by $1.8 million to $15.0 million in 1996 from $13.2 million in 1995. Normal salary increases and the absence of a mortgage banking subsidiary for the full year in 1995, accounted for much of this increase. In addition, the expense related to the Management Recognition and Retention Plan was for the full year in 1996, versus a little over four months in 1995.

Federal insurance premiums were $12.5 million in 1996 and $2.6 million in 1995. Included in the 1996 amount is an accrual of $9.6 million, to recognize a one-time charge to recapitalize the SAIF.

Other general and administrative expenses increased to $5.3 million in 1996 from $4.8 million 1995. A variety of professional fees and outside services accounted for these increased expenses.

INCOME TAX EXPENSE

Income tax expense decreased $3.4 million to $3.7 million in 1996 from $7.1 million in 1995. Without the one-time SAIF provision, the effective tax rate for 1996 would have been 35.6% compared with 36.1% for 1995.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

At September 30, 1996, total consolidated assets of the Company were $2.340 billion, an increase of $258.5 million or 12.4% as compared to assets of $2.081 billion at December 31, 1995.

Cash and cash equivalents decreased $35.0 million or 50.3% from $69.6 million at December 31, 1995, to $34.6 million at September 30, 1996. The decrease was due to investing the funds in higher yielding mortgage loans.

Investment securities increased $10.2 million or 7.4% from $137.8 million at December 31, 1995, to $148.0 million at September 30, 1996.

Mortgage-backed and related securities decreased $113.6 million or 14.1% from $804.0 million at December 31, 1995, to $690.4 million at September 30, 1996, primarily because proceeds were used to fund the growth of the Company's mortgage loan portfolio.

Loans receivable increased $387.9 million or 38.4% from $1.011 billion at December 31, 1995, to $1.399 billion at September 30, 1996. The increase in loans receivable was due to the expansion of the Company's correspondent mortgage loan origination network during the period. During the first three quarters of 1996, the Company originated or purchased $602.1 million in loans compared to $383.2 million during the first three quarters of 1995. The Company purchases loans from correspondents. Correspondents are mortgage bankers and brokers that originate loans for the Company using rates and underwriting guidelines that the Company sets. The correspondents are paid a fee for loans that are acquired. The Company underwrites all loans and only funds those that meet its underwriting standards. As mortgage loan production grows, the Company intends to increase the amount of loans sold and will retain the loan servicing to generate additional fee income.

Deposits increased by $148.2 million or 9.6% from $1.539 billion at December 31, 1995 to $1.687 billion at September 30, 1996. This increase was the result of growth in the certificate of deposit portfolio. The Company continues to utilize various marketing strategies to promote specific deposit products and to acquire or expand targeted customer deposits.

Borrowings increased 53.2% to $360.0 million at September 30, 1996, from $235.0 million at December 31, 1995. The Company's increased borrowings from the Federal Home Loan Bank (the "FHLB") were utilized to fund the growth of loans.

INTEREST RATE SENSITIVITY

The Company manages its exposure to interest rate risk by emphasizing the origination or purchase of adjustable rate mortgage ("ARM") loans and mortgage-backed securities and the purchase of investments with a short term to maturity for its portfolio. The Company also seeks to match the maturities of assets with deposits and FHLB borrowings. Management believes that investing in ARM loans and mortgage-backed securities, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances long-term profitability. The Company's portfolio of mortgage-backed and related securities had net unamortized premiums of $4.9 million at September 30, 1996. If prepayments accelerate, the amortization of the premium will increase and lower the net yield of the securities over its remaining life. The majority of the collateralized mortgage obligation ("CMO") portfolio was purchased at a discount and therefore does not have the risk of acceleration of premium amortization.

At September 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $72.1 million. This represented a negative cumulative one year gap ratio of 3.08%. Thus, during periods of falling interest rates, it is expected that the cost of interest-bearing liabilities would fall more quickly than the yield on interest-earning assets, which would positively affect net interest income. In periods of rising interest rates, the opposite affect on net interest income is expected. The Company's one-year gap ratio at December 31, 1995, was a negative 2.3%.

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

                                                               STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                                             INTEREST EARNING ASSETS AND INTEREST BEARING
                                                                    LIABILITIES RATE SENSITIVITY
                                                                        SEPTEMBER 30, 1996
                                                 -------------------------------------------------------------------
                                                                        More Than  More Than
                                                    Within   Four to    One Year Three Years
                                                    Three     Twelve    To Three   To Five   Over Five
                                                    Months    Months      Years     Years      Years        Total
                                                 -------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-earning assets (1):
Mortgage loans (2):
 Fixed                                              $6,461    $19,422    $52,320    $54,637    $65,633     $198,473
 Variable                                           27,031    134,321    392,786    581,860     59,498    1,195,496
Consumer loans (2)                                     277        968      3,458      4,990      3,740       13,433
Mortgage-backed and related securities:
 Fixed                                                 786      2,357      6,286      6,328      8,463       24,220
 Variable                                          175,578    400,881     89,334        382          0      666,175
Investment securities and other assets (3)          92,808     34,864     21,308     32,934        678      182,592
                                                 -------------------------------------------------------------------
 Total                                             302,941    592,813    565,492    681,131    138,012    2,280,389

Interest-bearing liabilities:
Deposits (4):
 Now accounts                                        4,325     12,974     34,598     34,598     17,092      103,587
 Passbook savings accounts                          15,048     45,145    120,387    120,387     59,472      360,439
 Money market deposit accounts                      75,429          0          0          0          0       75,429
 Certificates of deposit                           227,852    562,055    313,610     27,291        179    1,130,987
Borrowings (5)                                      25,000          0    175,000    135,000     25,000      360,000
                                                 -------------------------------------------------------------------
 Total                                             347,654    620,174    643,595    317,276    101,743    2,030,442
                                                 -------------------------------------------------------------------

Excess (deficiency) of interest-earning assets
 over interest-bearing liabilities                ($44,713)  ($27,361)  ($78,103)  $363,855    $36,269     $249,947
                                                 -------------------------------------------------------------------
                                                 -------------------------------------------------------------------
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities                                      ($44,713)  ($72,074) ($150,177)  $213,678   $249,947
                                                 -------------------------------------------------------------------
                                                 -------------------------------------------------------------------
Cumulative excess (deficiency) of interest-
 earning assets over interest-bearing
 liabilities as a % of total assets                  -1.91%     -3.08%     -6.42%      9.13%     10.68%

                                       14

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

4) Although the Company's NOW accounts and passbook savings accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts and passbook savings accounts are assumed to be withdrawn at annual rates of 16.7%, which management believes accurately reflects the Company's expected historical experience. If all of the Company's NOW accounts and passbook savings accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $458.6 million or 19.6% of total assets.

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


                                       STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                                 NON-PERFORMING ASSETS
                                                (Dollars in thousands)
                                                      (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                  September 30,      June 30,    March 31,  December 31, September 30,
                                                           1996          1996         1996          1995          1995
------------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans                               $3,649        $2,556       $2,417        $2,795        $3,566
Non-accrual consumer loans                                    0           358          367           411           416
                                                 ----------------------------------------------------------------------
Total non-performing loans                                3,649         2,914        2,784         3,206         3,982

Net real estate held for sale                                70             0          170           180           392

Non-accrual mortgage-backed and related securities       12,123         7,373        7,877         8,508         9,164
                                                 ----------------------------------------------------------------------
Total non-performing assets                             $15,842       $10,287      $10,831       $11,894       $13,538
                                                 ----------------------------------------------------------------------
                                                 ----------------------------------------------------------------------
Allowance for loan losses                                $6,559        $6,218       $5,589        $5,048        $4,862

Total non-performing assets to total assets                0.68%         0.45%        0.50%         0.57%         0.69%
Total non-performing loans to gross loans                  0.26%         0.22%        0.24%         0.31%         0.46%
Allowance for loan losses to total non-
      performing loans                                   179.75%       213.38%      200.75%       157.45%       122.10%
Total non-performing mortgage-backed and
      related securities to gross mortgage-backed
      and related securities                               1.76%         1.01%        0.99%         1.06%         1.09%


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


                                                                  STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                                                            NET INTEREST MARGIN
                                                               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                      1996                              1995
                                                        ---------------------------------  ---------------------------------
                                                           Average              Average      Average               Average
(Dollars In thousands)                                     Balance   Interest  Yield/Cost    Balance   Interest   Yield/Cost
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
   Short term investments                                  $20,667       $287      5.55%     $21,788       $314       5.76%
   Investment securities                                   142,321      2,621      7.37%     166,613      2,677       6.43%
   Mortgage-backed and related securities                  705,646     12,333      6.99%     845,760     14,794       7.00%
   Loans receivable                                      1,348,002     24,726      7.34%     808,256     15,749       7.79%
   Investment in Federal Home Loan Bank stock               18,527        271      5.85%      12,807        218       6.81%
                                                       ---------------------------------  ---------------------------------
      Total interest-earning assets                      2,235,163     40,238      7.20%   1,855,224     33,752       7.28%

Non-interest-earning assets                                 65,518                            74,534
                                                        -----------                       -----------
      Total assets                                      $2,300,681                        $1,929,758
                                                        -----------                       -----------
                                                        -----------                       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   NOW accounts                                           $110,455       $538      1.95%     $97,086       $493       2.03%
   Money market deposit accounts                            78,084        606      3.10%      80,864        679       3.36%
   Passbook savings accounts                               367,257      2,325      2.53%     382,874      2,421       2.53%
   Certificates of deposit                               1,109,381     15,431      5.56%     914,591     13,113       5.74%
   Borrowings                                              335,027      5,261      6.28%     138,222      2,177       6.30%
                                                       ---------------------------------  ---------------------------------
      Total interest-bearing liabilities                 2,000,204     24,161      4.83%   1,613,637     18,883       4.68%

Non-interest-bearing liabilities                            36,787                            34,170
                                                        -----------                       -----------
      Total liabilities                                  2,036,991                         1,647,807

Stockholders' equity                                       263,690                           278,951
                                                        -----------                       -----------
      Total liabilities and stockholders' equity        $2,300,681                        $1,926,758
                                                        -----------                       -----------
                                                        -----------                       -----------

Net interest income before provision for loan losses                  $16,077      2.37%                $14,869       2.60%
                                                                  ----------------------             ----------------------
                                                                  ----------------------             ----------------------
Net yield on earning assets                                                        2.88%                              3.21%

Ratio of interest-earning assets to interest-bearing liabilities                   1.12 x                             1.15 x



                            STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                      NET INTEREST MARGIN
                        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                        1996                                1995

                                                            ---------------------------------  ------------------------------

                                                            Average                Average     Average               Average
(Dollars In thousands)                                      Balance     Interest  Yield/Cost   Balance   Interest  Yield/Cost
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
   Short term investments                                  $19,624         $808      5.49%      $24,085    $1,046       5.79%
   Investment securities                                   140,420        7,826      7.43%      209,156    10,358       6.60%
   Mortgage-backed and related securities                  752,334       39,082      6.93%      819,185    42,612       6.94%
   Loans receivable                                      1,222,075       67,612      7.38%      714,874    42,249       7.88%
   Investment in Federal Home Loan Bank stock               16,777          851      6.76%       12,443       606       6.49%

                                                        ----------------------------------   --------------------------------
      Total interest-earning assets                      2,151,230      116,179      7.20%    1,779,743    96,871       7.26%

Non-interest-earning assets                                 62,363                               71,663
                                                        ----------                           ----------
      Total assets                                      $2,213,593                           $1,851,406
                                                        ----------                           ----------
                                                        ----------                           ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   NOW accounts                                           $102,537       $1,543      2.01%      $94,776    $1,439       2.02%
   Money market deposit accounts                            79,549        1,852      3.10%       82,095     2,027       3.29%
   Passbook savings accounts                               368,692        6,950      2.51%      389,649     7,310       2.50%
   Certificates of deposit                               1,059,690       44,175      5.56%      882,112    36,782       5.56%
   Borrowings                                              299,181       13,919      6.20%       88,199     4,094       6.19%

                                                        ----------------------------------   --------------------------------
      Total interest-bearing liabilities                 1,909,649       68,439      4.78%    1,536,831    51,652       4.48%

Non-interest-bearing liabilities                            35,624                               34,319
                                                        ----------                           ----------
      Total liabilities                                  1,945,273                            1,571,150

Stockholders' equity                                       268,320                              280,256
                                                        ----------                           ----------
      Total liabilities and stockholders' equity        $2,213,593                           $1,851,406
                                                        ----------                           ----------
                                                        ----------                           ----------

Net interest income before provision for loan losses                    $47,740     2.42%                 $45,219      2.78%
                                                                        -----------------                 ------------------
                                                                        -----------------                 ------------------

Net yield on earning assets                                                         2.96%                              3.39%

Ratio of interest-earning assets to interest-bearing liabilities                    1.13 x                             1.16 x



                         STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                     NET INTEREST MARGIN
                                    AT SEPTEMBER 30, 1996


(Dollars In thousands)                                        Balance Yield/Cost
--------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
   Short term investments                                     $16,081      5.77%
   Investment securities                                      147,985      6.39%
   Mortgage-backed and related securities                     690,394      7.00%
   Loans receivable                                         1,407,402      7.43%
   Investment in Federal Home Loan Bank stock                  18,527      6.75%
                                                          ----------------------
      Total interest-earning assets                         2,280,389      7.22%

Non-interest-earning assets                                    59,342
                                                          -----------
      Total assets                                         $2,339,731
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   NOW accounts                                              $103,587
  2.13%
   Money market deposit accounts                               75,429      3.14%
   Passbook savings accounts                                  360,439      2.53%
   Certificates of deposit                                  1,130,987      5.67%
   Borrowings                                                 360,000      6.07%
                                                          ----------------------
      Total interest-bearing liabilities                    2,030,442      4.91%

Non-interest-bearing liabilities                               45,960
                                                          -----------
      Total liabilities                                     2,076,402

Stockholders' equity                                          263,329
                                                          -----------
      Total liabilities and stockholders' equity           $2,339,731
                                                          ===========

Net interest income before provision for loan losses                       2.31%
                                                                     ===========

CAPITAL COMPLIANCE

Office of Thrift Supervision (the "OTS") regulations require the Bank to comply with the following minimum capital standards: a leverage (or core capital) requirement consisting of a minimum ratio of core capital (which, as defined by the OTS, is comprised primarily of stockholders' equity) to total assets of 3.0%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights) to total assets of 1.5% and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8.0%, with at least 50% of total capital consisting of core capital.

At September 30, 1996, the Bank exceeded all regulatory minimum capital requirements. The following table sets forth information relating to the Bank's regulatory capital compliance at that date.

                                                                 Excess of
                                                                 Bank Actual
                      Regulatory            Actual Bank         Capital Over
                     Requirements              Capital           Regulatory
                  Amount     Percent     Amount      Percent    Requirements
--------------------------------------------------------------------------------
Risk-based        $73,784    8.00%       $199,731     21.66%     $125,947
Leverage (core)    68,583    3.00         193,172      8.45       124,589
Tangible           34,284    1.50         193,127      8.45       158,843

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

The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposits plus short-term borrowings as defined by OTS regulations. This requirement which may vary at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5.00% and 1.00%, respectively. The Bank's liquidity ratios were 6.94% at September 30, 1996 and 8.92% at December 31, 1995. The Bank's short-term liquidity ratios were 4.12% at September 30, 1996 and 5.28% at December 31, 1995. Excess funds are generally invested in high quality, short-term marketable investments and federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of advances from the Company, the FHLB, and other commercial banking sources.

The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities, consisting of the results of operations of the Company, adjusted primarily for non-cash amortization of expenses and changes in assets and liabilities were, $54.0 million and $18.4 million for the first nine months of 1996 and 1995, respectively. Net cash used in investing activities, consisting of purchases and maturities of investments, changes in the level of mortgage loans, and payment for property and equipment, were $332.6 million and $266.3 million for the first nine months of 1996 and 1995, respectively. Net cash provided by financing activities, consisting primarily of changes in deposit and escrow accounts and changes in borrowed funds, were $243.7 million and $209.6 million for the first nine months of 1996 and 1995, respectively.

At September 30, 1996, the Company had outstanding loan commitments of $93.9 million and anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996, totaled $789.9 million. Management believes that a significant portion of such deposits will remain with the Company based upon prior experience with such deposits.

RECENT REGULATORY DEVELOPMENTS

     On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF-member, the Bank is subject to the special assessment.

     Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (I.E., banks that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

     On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The FDIC has notified the Bank that the dollar amount of the special assessment payable by the Bank is estimated to be $9.6 million. As a result of the special assessment, the Bank has taken a charge against earnings for the quarter ended September 30, 1996, in the amount of $9.6 million. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

     In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and

Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below.
Because SAIF-assessable institutions have already been assessed at current rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly effective January 1, 1997, to the same level currently paid by the Bank's BIF-member competitors.

     Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

     The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

     In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Further, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

     On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, the changes in the bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

                    STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                        PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company or its subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STANDARD FINANCIAL, INC.
                                 ------------------------
                                 (Registrant)


Date: November 8, 1996     /s/  David H. Mackiewich
                                --------------------------------------
                                DAVID H. MACKIEWICH
                                Chairman of the Board,
                                President and Chief Executive Officer
                                (Duly Authorized Officer)


Date:November 8, 1996      /s/  Thomas M. Ryan
                                -------------------------------------
                                THOMAS M. RYAN
                                Executive Vice President,
                                Chief Operating Officer and
                                Chief Financial Officer