Form 10-K405
period 1996-12-31
STANDARD FINANCIAL INC
filed 1997-03-28
CIK 920603

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-24082
                            ------------------------

                            STANDARD FINANCIAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 36-3941870
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    ORGANIZATION OR INCORPORATION)                IDENTIFICATION NUMBER)

        800 BURR RIDGE PARKWAY                            60521
         BURR RIDGE, ILLINOIS                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                 (630) 986-4900

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                 Not applicable

          Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (TITLE OF CLASS)

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

(1) Yes /X/ No / /
(2) Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Yes /X/  No / /

    Based upon the closing price of the registrant's common stock as of March 18, 1997, the aggregate value of the voting stock held by non-affiliates of the registrant is $382.8 million.

           Number of shares of common stock, par value $.01, outstanding as of March 18, 1997:  16,204,235

    Documents Incorporated by Reference: portions of the 1996 Annual Report to Stockholders (Part I and Part II)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                               PAGE
---------------------------------------------------------------------------------------------------------------  ---------
PART I:
       1.  Business............................................................................................          1
       2.  Properties..........................................................................................      28-29
       3.  Legal Proceedings...................................................................................         29
       4.  Submission of Matters to a Vote of Security Holders.................................................         29

PART II:
       5.  Market for Registrant's Common Equity and Related Stockholder Matters...............................         29
       6.  Selected Financial and Operating Data...............................................................         30
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............         30
       8.  Financial Statements and Supplementary Data.........................................................         30
       9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure................         30

PART III:
      10.  Directors and Executive Officers of the Registrant..................................................         31
      11.  Executive Compensation..............................................................................         32
      12.  Security Ownership of Certain Beneficial Owners and Management......................................         40
      13.  Certain Relationships and Related Transactions......................................................         41

PART IV:
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................         42

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Standard Financial, Inc. (the "Company") was incorporated under the laws of the state of Delaware in March, 1994 by authorization of the Board of Directors of Standard Federal Bank for savings, a federally chartered savings bank (the "Bank"), for the purpose of becoming the holding company of the Bank upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). The Conversion was consummated in July of 1994.

    As a Delaware corporation, the Company is authorized to engage in any activity permitted by the Delaware General Corporation Law. The Company presently is conducting business as a non-diversified unitary thrift holding company. The holding company structure allows the Board of Directors of the Company greater flexibility to expand its business activities, through the formation of subsidiaries or through acquisitions of insured depository institutions and other companies.

    The Company has been and continues to be a community oriented savings institution which emphasizes retail financial services to individuals and consumers within its market areas. The Company's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily in residential mortgage loans secured by one- to four-family owner-occupied homes. To a lesser extent, the Company also originates residential mortgage loans secured by multi-family properties, consumer loans, commercial real estate loans, home equity lines of credit and other loans. In addition, the Company invests in securities issued by the U.S. Government and agencies thereof, mortgage-backed and related securities and other investments permitted by federal laws and regulations. The Company's revenues are derived principally from interest on its mortgage loan portfolio, interest on mortgage-backed securities, interest and dividends on its investment securities and non-interest income (including deposit-related service charges and brokerage, insurance and annuity commissions). The Company's principal sources of funds are deposits, principal and interest payments on loans and mortgage-backed and related securities, and advances from the Federal Home Loan Bank of Chicago ("FHLB"). See "Average Balance Sheet" and "Rate/Volume Analysis" on page 19 and 20, respectively, as contained in the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto.

BUSINESS REGARDING AGREEMENT DATED MARCH 16, 1997

    The Company and TCF Financial Corporation, a Delaware corporation ("TCF"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated March 16, 1997, providing for the combination of the Company and TCF (the "Transaction"). For Company shareholders, the Transaction will be structured as a cash election merger in which the holders of Company Common Stock will have the right to elect cash, TCF Common Stock or a combination thereof, subject to certain limitations set forth in the Reorganization Agreement. At the Effective Time of the Transaction, each outstanding share of Company Common Stock will be converted into TCF Common Stock, cash or a combination thereof, based on a value of TCF Common Stock determined over the 30 consecutive trading days ending on the Determination Date (as that term is defined in the Reorganization Agreement). The Transaction is structured to be tax-free to Company shareholders except to the extent they receive cash.

    Completion of the Transaction is subject to certain conditions, including
(i) approval by the shareholders of the Company, (ii) approval by the Federal Reserve Board, the offices of the Comptroller of Currency, the Office of Thrift Supervision and other requisite regulatory authorities, (iii) receipt of opinions of counsel for the Company and for TCF that the Transaction will be treated, for federal income tax purposes, as a tax-free reorganization, and (iv) other conditions to closing customary in transactions of this type.

    If the Reorganization Agreement is terminated, under certain circumstances, the Company would be required to pay TCF a cash termination fee of $15 million.

MARKET AREA AND COMPETITION

    The Company offers a variety of deposit products, services and mortgage loan products primarily within the greater metropolitan Chicago area. The Company's principal office is located at 800 Burr Ridge Parkway, Burr Ridge, Illinois. The Company's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in the southwestern and western parts of the City of Chicago and neighboring suburbs in Cook and DuPage counties, Illinois. The Company currently operates out of 14 full-service locations, three of which are located on the southwest side of Chicago and eleven of which are located in the southwestern and western suburbs of Chicago. Management believes that its offices are located in areas that generally can be characterized as urban and suburban communities that include a mix of business, industrial and residential characteristics, with stable residential neighborhoods comprised predominately of one- to four-family residences and middle-income families.

    The Chicago metropolitan area has a large number of financial institutions, and the Company has significant competition in its lending business, as well as in attracting deposits. The Company's competition for loans is principally from other thrift institutions, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits historically has come from other thrifts, commercial banks and credit unions.

LENDING ACTIVITIES

    GENERAL

    The largest component of the Company's loan portfolio, which totaled $1.467 billion at December 31, 1996, was first mortgage loans secured by owner-occupied one-to-four family residences. At December 31, 1996, one-to-four family mortgage loans totaled $1.402 billion or 95.6% of the Company's gross loan portfolio. Of the total one-to-four family mortgage loans, $1.219 billion or 86.9% were Adjustable Rate Mortgages ("ARMs"). Of the remaining loans held at December 31, 1996, $12.6 million or 0.9% of gross loans were in multi-family mortgage loans, and the balance were in consumer, commercial real estate, home equity and other loans. As part of its strategy to reduce interest rate risk, the Company originates primarily Adjustable Rate Mortgage ("ARM") loans or fixed rate loans which have shorter maturities for its own loan portfolio.

                         COMPOSITION OF LOAN PORTFOLIO

    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolio at the dates indicated.

                                                                 AT DECEMBER 31,
                                          -------------------------------------------------------------
                                                 1996                  1995                 1994
                                          -------------------   -------------------   -----------------
                                                      PERCENT               PERCENT             PERCENT
                                                        OF                    OF                  OF
                                            AMOUNT     TOTAL      AMOUNT     TOTAL     AMOUNT    TOTAL
                                          ----------  -------   ----------  -------   --------  -------
                                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to-four family (1)................  $1,401,924   95.62%   $  969,435   95.52%   $559,329   93.40%
  Multi-family (2)......................      12,634    0.86%       11,160    1.10%     10,674    1.78%
Commercial real estate (1)..............       8,153    0.56%        7,516    0.74%      8,215    1.37%
Home equity.............................       7,934    0.54%        5,272    0.52%      1,951    0.33%
                                          ----------  -------   ----------  -------   --------  -------
Total mortgage loans....................   1,430,645   97.58%      993,383   97.88%    580,169   96.88%
Consumer and other loans (3)............      35,511    2.42%       21,538    2.12%     18,659    3.12%
                                          ----------  -------   ----------  -------   --------  -------
Gross loans.............................   1,466,156  100.00%    1,014,921  100.00%    598,828  100.00%
                                                      -------               -------             -------
                                                      -------               -------             -------
Less:
Loans in process........................        (805)               (1,951)               (455)
Unearned premiums.......................      10,130                 4,580                 607
Unearned discounts......................      (1,247)                 (905)               (743)
Allowance for loan losses...............      (6,988)               (5,048)             (4,503)
Deferred loan origination fee...........        (705)                 (820)               (687)
                                          ----------            ----------            --------
Total loans, net........................  $1,466,541            $1,010,777            $593,047
                                          ----------            ----------            --------
                                          ----------            ----------            --------


                                                1993                1992
                                          -----------------   -----------------
                                                    PERCENT             PERCENT
                                                      OF                  OF
                                           AMOUNT    TOTAL     AMOUNT    TOTAL
                                          --------  -------   --------  -------

Mortgage loans:
  One-to-four family (1)................  $501,470   92.33%   $467,635   91.50%
  Multi-family (2)......................    11,360    2.09%     13,487    2.64%
Commercial real estate (1)..............     9,867    1.82%     10,086    1.97%
Home equity.............................       940    0.17%      1,006    0.20%
                                          --------  -------   --------  -------
Total mortgage loans....................   523,637   96.41%    492,214   96.31%
Consumer and other loans (3)............    19,495    3.59%     18,883    3.69%
                                          --------  -------   --------  -------
Gross loans.............................   543,132  100.00%    511,097  100.00%
                                                    -------             -------
                                                    -------             -------
Less:
Loans in process........................    (1,693)             (2,159)
Unearned premiums.......................         0                   6
Unearned discounts......................      (428)               (398)
Allowance for loan losses...............    (4,320)             (1,824)
Deferred loan origination fee...........      (722)             (1,172)
                                          --------            --------
Total loans, net........................  $535,969            $505,550
                                          --------            --------
                                          --------            --------

------------------------

(1) Includes loans and participations purchased. See "Business of the Bank--Loan Sales, Servicing, and Purchases--Purchase of Mortgage Loans".

(2) Includes some construction loans.

(3) Includes credit card receivables, share loans, home improvement loans, auto loans and student loans, but does not include home equity loans.

    LOAN MATURITY

    The following table sets forth the scheduled contractual amortization of the Company's loan portfolio at December 31, 1996. Demand loans and loans having no stated schedule for repayments and no stated maturity are reported as described in the footnotes accompanying the table. The table does not include the effect of prepayments, which would significantly shorten the average life of all mortgage loans and may cause Company's actual repayment experience to differ from that shown below.

                                                                              AT DECEMBER 31, 1996
                                                  ----------------------------------------------------------------------------
                                                    ONE-TO-                              CONSUMER
                                                      FOUR       MULTI-    COMMERCIAL     & OTHER       HOME
                                                     FAMILY      FAMILY    REAL ESTATE   LOANS (1)   EQUITY (2)      GROSS
                                                  ------------  ---------  -----------  -----------  -----------  ------------
                                                                                 (IN THOUSANDS)
Amounts Due:

Within one year.................................  $     36,973  $       0   $       0    $      36    $     793   $     37,802
After one year:
  One to three years............................           961          0           0          994        1,587   $      3,542
  Three to five years...........................         5,724        126          33        3,587        1,587   $     11,057
  Five to ten years.............................        21,184      2,653         881       17,115        3,967   $     45,800
  Ten to 20 years...............................       123,591      2,022       1,671       13,031            0   $    140,315
  Over 20 years.................................     1,213,491      7,833       5,568          748            0   $  1,227,640
                                                  ------------  ---------  -----------  -----------  -----------  ------------
    Total due after one year....................     1,364,951     12,634       8,153       35,475        7,141      1,428,354
                                                  ------------  ---------  -----------  -----------  -----------  ------------
    Total amounts due...........................     1,401,924     12,634       8,153       35,511        7,934      1,466,156

Less:
  Undisbursed portion of loan proceeds..........          (805)         0           0            0            0           (805)
  Allowance for loan losses.....................        (6,382)       (57)        (37)        (350)        (162)        (6,988)
  Unearned discounts on loans...................          (888)         0           0         (359)           0         (1,247)
  Unearned premiums on loans....................        10,130          0           0            0            0         10,130
  Net deferred loan origination fees............          (705)         0           0            0            0           (705)
                                                  ------------  ---------  -----------  -----------  -----------  ------------
    Total loans, net............................  $  1,403.274  $  12,577   $   8,116    $  34,802    $   7,772   $  1,466,541
                                                  ------------  ---------  -----------  -----------  -----------  ------------
                                                  ------------  ---------  -----------  -----------  -----------  ------------

------------------------

(1) Includes share loans, home improvement loans and auto loans.

(2) Assumes home equity loans will be repaid 10% per year over ten years beginning in 1996.

    The following table sets forth at December 31, 1996 that portion of the scheduled contractual principal payments on the Company's loan portfolio due to be received after one year and whether such loans have fixed or adjustable interest rates.

                                                             DUE AFTER DECEMBER 31, 1997
                                                        --------------------------------------
                                                          FIXED      ADJUSTABLE      TOTAL
                                                        ----------  ------------  ------------
                                                                    (IN THOUSANDS)
Mortgage loans:
  One-to-four family..................................  $  177,689  $  1,187,262  $  1,364,951
  Multi-family........................................       2,623        10,011        12,634
  Commercial real estate..............................         180         7,973         8,153
Home equity loans.....................................           0         7,141         7,141
Consumer and other loans..............................      35,475             0        35,475
                                                        ----------  ------------  ------------
    Total gross loans.................................  $  215,967  $  1,212,387  $  1,428,354
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------

    ONE-TO-FOUR FAMILY MORTGAGE LENDING

    The Company's primary lending emphasis is on one-to-four family mortgage lending. The Company offers both fixed rate mortgage loans and ARM loans secured by owner-occupied, one-to-four family residences, including, condominium units and townhouses, located in the Company's primary market areas, with maturities up to 30 years. From time to time, the Company makes loans on non-owner occupied one-to-four family properties acquired as an investment by the borrowers. At December 31, 1996, $1.402 billion or 95.6% of the Company's gross loan portfolio consisted of loans secured by one-to-four family residential properties, most of which were located in the Company's market area. Of the one-to-four family residential mortgage loans in the Company's gross loan portfolio at December 31, 1996, $182.5 million or 13.0% consisted of fixed rate loans and $1,219.4 million or 87.0% consisted of ARM loans. The retention of ARM loans in the Company's loan portfolio, as opposed to fixed rate residential loans, helps reduce the Company's exposure to fluctuations in interest rates. However, ARM loans generally pose credit risk different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying loan payments from the borrowers rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing interest rate environment, mortgagors tend to refinance into fixed rate loans.

    For the year ended December 31, 1996, the Company originated or purchased $730.4 million in one-to-four family residential mortgage loans. Of this amount, $698.4 million or 95.6% consisted of ARM loans and $32.0 million or 4.4% consisted of fixed rate loans. The increase in loans receivable was due to the expansion of the Company's correspondent loan origination network in 1996. In 1996, of the Company's $807.6 million of originations, $671.9 million were originated by correspondents while in 1995, $368.4 million of the Company's $559.0 million of originations were originated by correspondents. Correspondents are mortgage bankers and brokers that originate loans for the Company using rates and underwriting guidelines that the Company sets. The correspondents are paid a fee for loans that are acquired. The Company underwrites all loans and only funds those that meet its underwriting standards. As mortgage loan production grows, the Company will increase the amount of loans sold and will retain the servicing to generate additional fee income.

    PURCHASE OF MORTGAGE LOANS

    The Company has purchased loans originated and serviced by other lenders. Loans purchased by the Company have consisted primarily of ARM loans. At December 31, 1996, the carrying value of loans purchased was $57.8 million.

    The Company generally purchases loans using the same underwriting standards that the Company uses in the origination of its own loans and purchases non-conforming loans. The Company purchased no loans serviced by others during 1996.

    CONSUMER LENDING

    The Company originates a variety of consumer loans, generally consisting of automobile loans, loans secured by savings accounts and unsecured loans such as overdraft protection lines of credit. At December 31, 1996, the total portfolio of these other types of loans totaled $35.5 million or 2.4% of gross loans at such date. The consumer loan portfolio consists primarily of automobile loans. At December 31, 1996, these loans totaled $24.4 million.

    LOAN DELINQUENCIES

    At December 31, 1996, 1995 and 1994, delinquencies in the Company's loan portfolio were as follows:

                                      AT DECEMBER 31, 1996                      AT DECEMBER 31, 1995
                             ---------------------------------------   ---------------------------------------
                                                      90 DAYS OR                                90 DAYS OR
                                 60-89 DAYS            MORE (1)            60-89 DAYS            MORE (1)
                             ------------------   ------------------   ------------------   ------------------
                             NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                               OF      BALANCE      OF      BALANCE      OF      BALANCE      OF      BALANCE
                             LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS
                             ------   ---------   ------   ---------   ------   ---------   ------   ---------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loans:
One- to four-family........    27      $2,468       45      $3,423       20      $1,773       39      $3,462
Multi-family...............     0           0        1          64        0           0        0           0
Commercial real estate.....     1         199        1          49        0           0        1          20
Home equity................     0           0        0           0        0           0        0           0
                               --                   --
                                      ---------            ---------   ------   ---------   ------   ---------
    Total mortgage loans...    28       2,667       47       3,536       20       1,773       40       3,482
Consumer loans.............     0           0        0           0       83         158      212         411
                               --                   --
                                      ---------            ---------   ------   ---------   ------   ---------
    Total gross loans......    28      $2,667       47      $3,536      103      $1,931      252      $3,893
                               --                   --
                               --                   --
                                      ---------            ---------   ------   ---------   ------   ---------
                                      ---------            ---------   ------   ---------   ------   ---------
Ratio of delinquent loans
  to gross loans (1)(2)....              0.18%                0.24%                0.19%                0.38%

                                      AT DECEMBER 31, 1994
                             ---------------------------------------
                                                       90 DAYS
                                 60-89 DAYS          OR MORE (1)
                             ------------------   ------------------
                             NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                               OF      BALANCE      OF      BALANCE
                             LOANS    OF LOANS    LOANS    OF LOANS
                             ------   ---------   ------   ---------

Mortgage loans:
One- to four-family........    10       $731        33      $3,846
Multi-family...............     0          0         0           0
Commercial real estate.....     0          0         1           7
Home equity................     0          0         0           0
                               --
                                      ---------   ------   ---------
    Total mortgage loans...    10        731        34       3,853
Consumer loans.............    88        178       185         375
                               --
                                      ---------   ------   ---------
    Total gross loans......    98       $909       219      $4,228
                               --
                               --
                                      ---------   ------   ---------
                                      ---------   ------   ---------
Ratio of delinquent loans
  to gross loans (1)(2)....             0.15%                 0.71%

------------------------

(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or by 90 days or more.

(2) Gross loans as of December 31, 1996, 1995 and 1994 were $1,466.2 million, $1,014.9 million and $598.8 million, respectively.

    NON-PERFORMING ASSETS

    Loans are placed on non-accrual status when, in the judgment of Company management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Company generally discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more, or earlier if collection is deemed uncertain. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is likely to be collected.

    Property acquired by the Company as a result of a foreclosure or property upon which a judgment of foreclosure has been entered (but prior to foreclosure sale) are classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value (less estimated selling costs). The amount by which the recorded loan balance exceeds the fair market value at the time a property is classified a foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At December 31, 1996, the Company had foreclosed properties with a carrying value of approximately $70,000.

    Consumer loans largely consist of automobile loans. Non-accrual consumer loans are recorded at cost or written down to the fair market value of the collateral. At December 31, 1996, the Company had no consumer loans on non-accrual.

    Non-performing loans include loans placed on non-accrual status. Non-performing assets include non-performing loans and mortgage-backed securities and foreclosed properties. The following table sets forth the Company's non-performing loans and assets at the dates indicated.

                                                                            AT DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       1996         1995         1994         1993         1992
                                                    -----------  -----------  -----------  -----------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans (1)....................  $   4,363    $   2,795    $   3,853    $   3,948    $   3,234
Non-accrual consumer loans........................          0          411          375          224          169
                                                    -----------  -----------  -----------  -----------  -----------
    Total non-performing loans....................      4,363        3,206        4,228        4,172        3,403
Net real estate held for sale.....................         70          180          100           55          354
Non-accrual mortgage-backed and related
  securities......................................     11,138        8,508       10,547        5,296        --
                                                    -----------  -----------  -----------  -----------  -----------
Total non-performing assets.......................  $  15,570    $  11,894    $  14,875    $   9,523    $   3,757
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------
Total non-performing assets to total assets.......       0.65%        0.57%        0.86%        0.63%        0.25%
Total non-performing loans to gross loans.........       0.30%        0.32%        0.71%        0.77%        0.67%
Allowances for loan losses to total non-performing
  loans...........................................     162.20%      157.45%      106.50%      103.55%       53.60%
Total non-performing mortgage-backed and related
  securities to gross mortgage-backed and related
  securities......................................       1.71%        1.06%        1.39%        0.70%       --

Interest on non-performing loans and
  mortgage-backed and related securities in
  accordance with original terms..................  $   1,811    $   1,403    $   1,335    $     183    $     176
Interest income included in net income............      1,306        1,220          881           45           78
                                                    -----------  -----------  -----------  -----------  -----------
Net reductions of interest income.................  $     505    $     183    $     454    $     138    $      98
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------

------------------------

(1) The Company had no troubled debt restructurings or impaired loans as defined by SFAS No. 114 at any of the dates indicated. There are no concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans. Most of the Company's loans are secured by one-to-four family properties. As of December 31, 1996, the Company was not aware of any loans which are not otherwise disclosed in this report where known information about possible credit problems or borrowers caused management to have serious doubts about the ability of such borrowers to comply with the applicable loan repayment terms.

    CLASSIFICATION OF ASSETS

    Federal regulations and the Company's policy require the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality, as "substandard" or "doubtful" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."

    If an asset is classified, the estimated fair value of the asset is determined and if that value is less than the then carrying value of the asset, the difference is established as a specific reserve. General reserves or general valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities but, unlike specific reserves, are not allocated to particular assets.

    The Company's Asset and Liability Management Committee reviews and classifies the Company's assets and reports the results of its review to the Board of Directors. At December 31, 1996, the Company had aggregate classified assets in the amount of $14.1 million, and $1.6 million classified as substandard and doubtful, respectively. Of the $14.1 million classified as substandard, $9.6 million related to five private mortgage-backed securities and the remaining amount related to classified loans. The $1.6 million classified as doubtful related to private mortgage-backed securities.

    ALLOWANCE FOR LOAN LOSSES

    The Company maintains an allowance for loan losses in amounts management considers adequate to cover estimated losses. In determining the amount of the applicable allowance, management periodically evaluates the risk inherent in its loan and mortgage-backed securities portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loss allowance.

    A specific allowance is established for certain problem loans based on management's analysis of the fair value of the loan. This analysis may include an appraisal, a drive-by inspection or a broker opinion. If the unpaid balance of the loan is greater than such estimated value, a specific allowance is established for the difference between the carrying value and the estimated net realizable value. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending and investment activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

    The allowance for loan losses at December 31, 1996 was $7.0 million or 0.48% of gross loans, compared to an allowance for loan losses of $5.0 million or .50% of gross loans at December 31, 1995. The increase in the allowance for loan losses in 1996 reflects growth in the loan portfolio. The composition of the Company's loan portfolio is predominantly an adjustable rate portfolio. The adjustable rate loans have not been subjected to higher levels of monthly payments that will be imposed as the interest rate on loans adjusts upward. Management believes that the stress of higher payments will cause higher delinquency rates and higher risk of loss for the adjustable rate loans.

    The Company has also purchased and originated a sizeable quantity of jumbo mortgage loans in 1996. Jumbo loans are defined as loans secured by single family homes with outstanding balances greater than $207,600. These loans represent greater risk because the potential for loss caused by the deficiency of an individual borrower is greater and the market for more expensive real estate collateral, should there be a foreclosure, is much more limited.

    The Company recorded a $2.5 million provision for loan losses in 1996, based on management's consideration of the probability of credit losses arising from factors such as increased market interest rates, adjustable rate loans, risks inherent in certain loan products and the Company's historic loss experience.

    The following table sets forth the Company's allowance for loan losses at the dates indicated.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                          1996         1995         1994         1993         1992
                                                       -----------  -----------  -----------  -----------  -----------
                                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period.......................  $   5,048    $   4,503    $   4,320    $   1,824    $   1,912
Provision for loan losses............................      2,500        1,695          660        3,053          390

Recoveries:
  Mortgage loans:
    One-to-four family...............................          0            0            0            0            0
    Multi-family.....................................          0            0            0            0            0
    Commercial real estate...........................          0            0            0            0            0
                                                       -----------  -----------  -----------  -----------  -----------
Total mortgage loans.................................          0            0            0            0            0
Consumer loans.......................................         45           91           45           41           14
                                                       -----------  -----------  -----------  -----------  -----------
Total recoveries.....................................         45           91           45           41           14

Charge-offs:
  Mortgage loans:
    One-to-four family...............................        (12)        (126)          (2)        (194)         (55)
    Multi-family.....................................          0            0            0            0          (88)
    Commercial real estate...........................          0            0            0          (30)           0
                                                       -----------  -----------  -----------  -----------  -----------
Total mortgage loans.................................        (12)        (126)          (2)        (224)        (143)
Consumer loans.......................................       (593)      (1,115)        (520)        (374)        (349)
                                                       -----------  -----------  -----------  -----------  -----------
Total charge-offs....................................       (605)      (1,241)        (522)        (598)        (492)
                                                       -----------  -----------  -----------  -----------  -----------
Balance at end of year...............................  $   6,988    $   5,048    $   4,503    $   4,320    $   1,824
                                                       -----------  -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------  -----------
Percentage of loans to gross loans receivable:
  Mortgage loans.....................................      97.58%       97.88%       96.88%       96.41%       96.31%
  Consumer loans.....................................       2.42%        2.12%        3.12%        3.59%        3.69%

Ratio of allowance for loan losses to gross loans
  receivable at the end of period....................       0.48%        0.50%        0.75%        0.80%        0.36%

Ratio of allowance for loan losses to non-performing
  loans at the end of period.........................     160.20%      157.45%      106.50%      103.55%       53.60%

Ratio of net charge-offs to average gross loans
  during period (annualized).........................       0.04%        0.15%        0.09%        0.11%        0.10%

    The following table shows the Company's total allowance for loan losses and the allocation to the various categories of loans at December 31 of the indicated years.

                                        1996                              1995                              1994
                           -------------------------------   -------------------------------   -------------------------------
                                                  % OF                              % OF                              % OF
                                     % OF       LOANS IN               % OF       LOANS IN               % OF       LOANS IN
                                     TOTAL      CATEGORY               TOTAL      CATEGORY               TOTAL      CATEGORY
                                   RESERVED     TO TOTAL             RESERVED     TO TOTAL             RESERVED     TO TOTAL
                                   ASSETS BY   OUTSTANDING           ASSETS BY   OUTSTANDING           ASSETS BY   OUTSTANDING
                           AMOUNT  CATEGORY       LOANS      AMOUNT  CATEGORY       LOANS      AMOUNT  CATEGORY       LOANS
                           ------  ---------   -----------   ------  ---------   -----------   ------  ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Breakdown of Allowance:
Mortgage loans:
  One- to four- family...  $6,445    0.46%        95.62%     $4,022    0.41%        96.15%     $3,567    0.64%        93.41%
  Multi-family...........     33     0.26%         0.86%        44     0.39%         1.09%        43     0.40%         1.78%
  Commercial real
    estate...............     58     0.71%         0.56%        53     0.80%         0.65%        54     0.81%         1.37%
  Home equity............    102     1.29%         0.54%        68     1.25%         0.53%        24     1.23%         0.33%
                           ------     ---      -----------   ------     ---      -----------   ------     ---      -----------
    Total mortgage
      loans..............  6,638     0.46%        97.58%     4,187     0.42%        98.42%     3,688     0.64%        96.89%
Consumer loans...........    350     0.99%         2.42%       861     5.35%         1.58%       815     5.09%         3.11%
                           ------     ---      -----------   ------     ---      -----------   ------     ---      -----------
    Total allowance for
      loan losses........  $6,988    0.48%       100.00%     $5,048    0.50%       100.00%     $4,503    0.75%       100.00%
                           ------     ---      -----------   ------     ---      -----------   ------     ---      -----------
                           ------     ---      -----------   ------     ---      -----------   ------     ---      -----------

                                        1993                              1992
                           -------------------------------   -------------------------------
                                                  % OF                              % OF
                                     % OF       LOANS IN               % OF       LOANS IN
                                     TOTAL      CATEGORY               TOTAL      CATEGORY
                                   RESERVED     TO TOTAL             RESERVED     TO TOTAL
                                   ASSETS BY   OUTSTANDING           ASSETS BY   OUTSTANDING
                           AMOUNT  CATEGORY       LOANS      AMOUNT  CATEGORY       LOANS
                           ------  ---------   -----------   ------  ---------   -----------

Breakdown of Allowance:
Mortgage loans:
  One- to four- family...  $3,417    0.68%        92.23%     $1,455    0.31%        91.50%
  Multi-family...........      46    0.41%         2.09%        19     0.14%         2.64%
  Commercial real
    estate...............      51    0.52%         1.82%        23     0.23%         1.97%
  Home equity............      15    1.60%         0.17%        13     1.29%         0.20%
                           ------     ---      -----------   ------     ---      -----------
    Total mortgage
      loans..............   3,529    0.67%        96.41%     1,510     0.31%        96.31%
Consumer loans...........     791    4.06%         3.59%       314     1.66%         3.69%
                           ------     ---      -----------   ------     ---      -----------
    Total allowance for
      loan losses........  $4,320    0.80%       100.00%     $1,824    0.36%       100.00%
                           ------     ---      -----------   ------     ---      -----------
                           ------     ---      -----------   ------     ---      -----------

INVESTMENT ACTIVITIES

    GENERAL

    The investment activities of the Company consist primarily of investments in mortgage-backed and related securities and other investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs such as the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), private issue and senior-subordinated pass-throughs, and federally sponsored agency and private issue Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). Aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyzes on mortgage-backed and related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions.

    Financial Accounting Standards Board ("FASB") guidelines regarding investment portfolio policy and accounting require companies to categorize securities and certain other assets as held to maturity, available-for-sale, or trading. On November 15, 1995, the FASB staff issued a Special Report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with provisions in that Special Report, the Company chose to reclassify all securities from held to maturity to available-for-sale. At the date of transfer, December 31, 1995, the amortized cost of those securities was $872.4 million and the net unrealized gain on those securities was $2.1 million, which is included in stockholders' equity, net of tax. At December 31, 1996, the Company had no securities held to maturity and no trading securities. There can be no assurance that the Company may not purchase securities in the future which may be classified as held to maturity or trading securities. The Company's investment securities portfolio, which the Company has classified as available-for-sale, is accounted for on a "fair value" basis, with unrealized gains and losses included as a separate component of stockholders' equity.

    MORTGAGE-BACKED SECURITIES

    Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors such as the Company. Such intermediaries may include quasi-governmental agencies such as FHLMC, FNMA and GNMA which guarantee the payment of principal and interest to investors.

    The Company's mortgage-backed securities portfolio consists primarily of seasoned fixed rate and adjustable rate mortgage-backed and mortgage-related securities. At December 31, 1996, the Company had $357.5 million in mortgage-backed securities (representing 57.2% of the Company's gross mortgage-backed securities portfolio or 14.9% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1996, $267.2 million (representing 42.8% of the Company's gross mortgage-backed securities portfolio or 11.1% of total assets) consisted of private issue securities which are not guaranteed by FHLMC, FNMA, GNMA or any governmental or quasi-governmental agency. Although all securities in the Company's private mortgage-backed securities were rated "A" or better by Moody's Investors Service, Inc. ("Moody's") when purchased, as of December 31, 1996, $13.3 million of such securities were rated below "A" by Moody's or were not rated. Non-performing mortgage-backed securities at December 31, 1996 were $11.1 million.

    At December 31, 1996, the Company held private mortgage-backed securities of three issuers that each exceeded 10% of stockholders' equity at such date. The three issuers and the carrying amounts of private mortgage-backed securities held were First Federal of Rochester, Residential Funding Corporation and Salomon Brothers Inc, with gross carrying values of approximately $29.0 million, $32.5 million and

$58.3 million, respectively. As each security is collateralized by individual mortgage loans, management does not believe that this concentration poses significant risk to the Company.

    MORTGAGE-RELATED SECURITIES

    CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The Company's mortgage-related securities portfolio also contains inverse floating rate CMOs.

    Some mortgage related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage related securities instruments are entitled to the excess, if any, of the issuer's cash inflows. These mortgage related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk.

    At December 31, 1996, the Company had $26.7 million in CMOs and REMICs or 1.1% of total assets, of this $11.0 million were inverse floating rate securities. The Company's CMOs and REMICs had a weighted average yield of 11.34% at December 31, 1996. The Company's current policy is to purchase CMOs and REMICs rated "A" or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies. All securities in the Company's mortgage-related securities portfolio were rated "A" or better by Moody's at the time of purchase.

    COMPOSITION OF COMPANY'S MORTGAGE-BACKED AND RELATED SECURITIES PORTFOLIO

    The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and related securities at December 31, 1996, all of which were available-for-sale.

                                                           AT DECEMBER 31, 1996
                           -------------------------------------------------------------------------------------
                                                   OVER ONE TO FIVE      OVER FIVE TO TEN
                             ONE YEAR OR LESS            YEARS                 YEARS            OVER TEN YEARS
                           --------------------   -------------------   -------------------   ------------------
                                      WEIGHTED               WEIGHTED              WEIGHTED             WEIGHTED
                           CARRYING    AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING  AVERAGE
                            VALUE       YIELD      VALUE      YIELD      VALUE      YIELD      VALUE     YIELD
                           --------   ---------   --------   --------   --------   --------   --------  --------
                                                          (DOLLARS IN THOUSANDS)
MORTGAGE-BACKED AND
  RELATED SECURITIES:
  GNMA...................     $0          0         $ 7        6.50%     $   28      7.13%    $  1,393    7.27%
  FHLMC..................      0          0          59       10.73%        110      8.97%     163,057    7.27%
  FNMA...................      0          0           0           0       1,916      7.49%     190,944    7.27%
  Private................      0          0           0           0           0         0      267,235    6.74%
  CMOs and REMICs........      0          0           0           0         144     14.15%      26,550   11.32%
                              --          -
                                                    ---      --------   --------   --------   --------  --------
  Total mortgage-backed
    and related
    securities...........     $0          0         $66       10.28%     $2,198      8.00%    $649,179    7.22%
                              --          -
                              --          -
                                                    ---      --------   --------   --------   --------  --------
                                                    ---      --------   --------   --------   --------  --------


                              MORTGAGE-BACKED AND RELATED SECURITIES
                                              TOTALS
                           --------------------------------------------
                            AVERAGE
                           REMAINING             APPROXIMATE   WEIGHTED
                           YEARS TO    CARRYING    MARKET      AVERAGE
                           MATURITY     VALUE       VALUE       YIELD
                           ---------   --------  -----------   --------

MORTGAGE-BACKED AND
  RELATED SECURITIES:
  GNMA...................    22.04     $  1,428   $  1,428       7.26%
  FHLMC..................    24.34      163,226    163,226       7.27%
  FNMA...................    24.00      192,860    192,860       7.27%
  Private................    25.13      267,235    267,235       6.74%
  CMOs and REMICs........    17.85       26,694     26,694      11.34%

                           ---------   --------  -----------   --------
  Total mortgage-backed
    and related
    securities...........    24.29     $651,443   $651,443       7.22%

                           ---------   --------  -----------   --------
                           ---------   --------  -----------   --------

    The table below sets forth certain information regarding the carrying values, market values and carrying values as a percentage of total carrying value of the Company's mortgage-backed and related securities portfolio.

                                                          AT DECEMBER 31,
                                     ----------------------------------------------------------
                                                 1996                          1995
                                     ----------------------------  ----------------------------
                                     CARRYING   % OF      MARKET   CARRYING   % OF      MARKET
                                      VALUE     TOTAL     VALUE     VALUE     TOTAL     VALUE
                                     --------  -------   --------  --------  -------   --------
                                                       (DOLLARS IN THOUSANDS)
MORTGAGE-BACKED AND RELATED
  SECURITIES
  GNMA.............................  $  1,428    0.21%   $  1,428  $  1,819    0.23%   $  1,819
  FHLMC............................   163,226   25.06%    163,226   211,091   26.25%    211,091
  FNMA.............................   192,860   29.61%    192,860   241,081   29.98%    241,081
  Private..........................   267,235   41.02%    267,235   304,114   37.82%    304,114
  CMOs and REMICs..................    26,694    4.10%     26,694    45,905    5.72%     45,905
                                     --------  -------   --------  --------  -------   --------
  Total mortgage-backed and related
    securities.....................  $651,443  100.00%   $651,443  $804,010  100.00%   $804,010
                                     --------  -------   --------  --------  -------   --------
                                     --------  -------   --------  --------  -------   --------


                                                 1994
                                     ----------------------------
                                     CARRYING   % OF      MARKET
                                      VALUE     TOTAL     VALUE
                                     --------  -------   --------

MORTGAGE-BACKED AND RELATED
  SECURITIES
  GNMA.............................  $  1,973    0.26%   $  1,911
  FHLMC............................   204,184   26.87%    200,039
  FNMA.............................   205,918   27.10%    201,696
  Private..........................   305,928   40.26%    296,217
  CMOs and REMICs..................    41,857    5.51%     42,691
                                     --------  -------   --------
  Total mortgage-backed and related
    securities.....................  $759,860  100.00%   $742,554
                                     --------  -------   --------
                                     --------  -------   --------

    INVESTMENT SECURITIES

    The Company invests in various types of liquid assets that are permissible investments for federally chartered savings associations, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, federal funds and, from time to time, repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations, the Company also invests its assets in commercial paper, investment grade corporate debt securities and inverse floating rate securities. Investment securities are accounted for on a "fair value" basis because it is management's intention to hold such securities as available-for-sale. The Company's current investment policy permits purchases only of investments rated at least "A" or "P-2" by Moody's and "A" or "A-2" by S&P.

    COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO

    At December 31, 1996, the Company had investment securities with a carrying value and estimated market value of $153.5 million. Of these, $37.4 million (carrying value) were corporate obligations and $116.1 million (carrying value) were United States government and agency securities. Exclusive of United States government and agency securities, there were no investment securities issued by any one entity with a total carrying value in excess of 10% of retained equity at December 31, 1996. The Company holds its investment securities as available-for-sale. The adjustment for net unrealized holding gains on available-for-sale securities is included as a separate component of stockholders' equity.

    The following table sets forth certain information regarding the carrying values, market values and carrying value as a percent of total carrying value of the Company's investment securities.

                                                                          AT DECEMBER 31,
                                     ------------------------------------------------------------------------------------------
                                                 1996                          1995                           1994
                                     ----------------------------  -----------------------------  -----------------------------
                                     CARRYING     % OF    MARKET    CARRYING     % OF    MARKET    CARRYING     % OF    MARKET
                                       VALUE     TOTAL    VALUE      VALUE      TOTAL    VALUE      VALUE      TOTAL    VALUE
                                     ---------   ------  --------  ----------   ------  --------  ----------   ------  --------
                                                                       (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES:
U.S. Government and agency
  securities.......................  $ 116,119    75.65% $116,119   $103,893     75.39% $103,893   $160,243     63.19% $157,364
Corporate obligations..............     37,382    24.35%   37,382     33,914     24.61%   33,914     93,361     36.81%   92,391
                                     ---------   ------  --------  ----------   ------  --------  ----------   ------  --------
Total investment securities........  $ 153,501   100.00% $153,501   $137,807    100.00% $137,807   $253,604    100.00% $249,755
                                     ---------   ------  --------  ----------   ------  --------  ----------   ------  --------
                                     ---------   ------  --------  ----------   ------  --------  ----------   ------  --------

    The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities at December 31, 1995.

                                                                     AT DECEMBER 31, 1996
                                     -------------------------------------------------------------------------------------
                                                            OVER ONE TO FIVE      OVER FIVE TO TEN
                                      ONE YEAR OR LESS            YEARS                 YEARS            OVER TEN YEARS
                                     -------------------   -------------------   -------------------   -------------------
                                                WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                                     CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
  U.S. Government and agency
    securities.....................  $ 40,047     6.57%    $ 66,096     6.39%      $  0          0      $9,959      6.90%
  Corporate obligations............    36,795     6.52%           0        0        604      10.08%          0         0
                                     --------      ---     --------      ---     --------   --------   --------      ---
  Total............................  $ 76,842     6.70%    $ 66,096     6.39%      $604      10.08%     $9,959      6.90%
                                     --------      ---     --------      ---     --------   --------   --------      ---
                                     --------      ---     --------      ---     --------   --------   --------      ---


                                             INVESTMENT SECURITIES TOTALS
                                     --------------------------------------------
                                      AVERAGE
                                     REMAINING             APPROXIMATE   WEIGHTED
                                     YEARS TO    CARRYING    MARKET      AVERAGE
                                     MATURITY     VALUE       VALUE       YIELD
                                     ---------   --------  -----------   --------

INVESTMENT SECURITIES
  U.S. Government and agency
    securities.....................    4.74      $116,102   $116,102       6.60%
  Corporate obligations............    0.25        37,399     37,399       6.58%
                                        ---      --------  -----------      ---
  Total............................    3.65      $153,501   $153,501       6.60%
                                        ---      --------  -----------      ---
                                        ---      --------  -----------      ---

SOURCES OF FUNDS

    GENERAL

    The Company's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans and investments, and to a lesser extent, FHLB advances and reverse repurchase agreements. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings also may be used on a longer-term basis to support expanded lending or investment activities. The Company utilizes advances from the FHLB-Chicago and reverse repurchase agreements as sources for its borrowings. At December 31, 1996 and 1995, the Company had advances from the FHLB-Chicago of $385.0 million or 16.0% of total assets and $235.0 million or 11.3% of total assets, respectively. At December 31, 1996 and 1995, the Company had no reverse repurchase agreements outstanding. Of the Company's outstanding FHLB-Chicago advances at December 31, 1996, none will mature before December 31, 1997. Based on sources and uses of funds projections, it is anticipated that all of the maturing advances will be repaid upon their maturity dates.

    DEPOSITS

    The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of core deposits and certificates of deposit. Of the Company's deposit accounts, $191.7 million or 11.2% consist of individual retirement accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition.

    Net deposits (before interest credited) increased $106.8 million during 1996 compared to an increase of $81.4 million during the prior year. The following table presents the deposit activity of the Company for the periods indicated.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS)
Deposits................................................................  $  1,051,582  $  1,371,665  $  1,245,293
Withdrawals.............................................................       944,783     1,290,221     1,273,354
                                                                          ------------  ------------  ------------
Net deposits (withdrawals)..............................................       106,799        81,444       (28,061)
Interest credited on deposits...........................................        73,897        64,350        49,368
Net changes in accrued interest payable.................................            58           194            37
                                                                          ------------  ------------  ------------
Total increase (decrease) in deposits...................................  $    180,754  $    145,988  $     21,344
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    At December 31, 1996, the Company had outstanding $23.7 million in certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                                                 AMOUNT AT
                                                                             DECEMBER 31, 1996
                                                                             -----------------
                                                                              (IN THOUSANDS)
Three months or less.......................................................      $  12,563
Over three through six months..............................................          7,080
Over six through twelve months.............................................          3,949
Over twelve months.........................................................            100
                                                                                   -------
  Total....................................................................      $  23,692
                                                                                   -------
                                                                                   -------

    The following table sets forth the distribution of the Company's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                      YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------------
                                               1996                             1995                             1994
                                  ------------------------------   ------------------------------   ------------------------------
                                                        WEIGHTED                         WEIGHTED                         WEIGHTED
                                              PERCENT   AVERAGE                PERCENT   AVERAGE                PERCENT   AVERAGE
                                   AVERAGE    OF TOTAL  NOMINAL     AVERAGE    OF TOTAL  NOMINAL     AVERAGE    OF TOTAL  NOMINAL
                                   BALANCE    BALANCE     RATE      BALANCE    BALANCE     RATE      BALANCE    BALANCE     RATE
                                  ----------  --------  --------   ----------  --------  --------   ----------  --------  --------
                                                                       (DOLLARS IN THOUSANDS)
Core deposits:
  Non-interest bearing NOW
    accounts....................  $   35,792    2.15%    N/A       $   33,752    2.25%    N/A       $   10,350    0.75%    N/A
  NOW accounts..................     102,972    6.19      2.04%        96,807    6.47      2.07%        92,496    6.74      2.15%
  Money market deposit
    accounts....................      78,665    4.73      3.10         82,031    5.48      3.28        102,710    7.49      2.73
  Passbook accounts.............     366,828   22.03      2.51        385,897   25.77      2.50        451,604   32.92      2.61
                                  ----------  --------  --------   ----------  --------  --------   ----------  --------  --------
    Total core deposits.........     584,257   35.10      2.35        598,487   39.97      2.40        657,160   47.90      2.53
Certificate of deposit accounts:
  6 months and less.............     165,839    9.96      5.08        136,793    9.14      5.28        161,852   11.81      3.36
  6 to 12 months................     495,638   29.77      5.68        382,604   25.55      5.74        161,639   11.78      3.78
  12 to 24 months...............     177,186   10.64      5.71         84,502    5.64      4.67         85,487    6.23      4.08
  24 to 36 months...............     116,483    7.00      5.41        148,814    9.94      5.24        133,694    9.74      4.70
  36 to 48 months...............      16,611    1.00      5.24         21,201    1.42      5.40         34,712    2.53      6.23
  48 to 60 months...............      58,643    3.52      5.70         74,368    4.97      6.30         90,469    6.59      6.92
  60 to 72 months...............      12,490    0.75      6.33         17,668    1.18      6.74         15,425    1.12      6.83
  72 to 84 months...............          16    0.00     12.50             40    0.00     10.00             72    0.01      9.06
  84 to 96 months...............      10,080    0.61      7.60          9,732    0.65      7.57          9,609    0.70      7.57
  96 to 120 months..............       2,918    0.18      7.98          5,493    0.37      8.72          7,464    0.54      9.27
  Jumbo.........................      24,457    1.47      5.03         17,493    1.17      5.79         14,453    1.05      3.79
                                  ----------  --------  --------   ----------  --------  --------   ----------  --------  --------
    Total certificates of
      deposit...................   1,080,361   64.90      5.57        898,708   60.03      5.59        714,876   52.10      4.58
Total deposits..................  $1,664,618  100.00%     4.31%    $1,497,195  100.00%     4.31%    $1,372,036  100.00%     3.60%
                                  ----------  --------  --------   ----------  --------  --------   ----------  --------  --------
                                  ----------  --------  --------   ----------  --------  --------   ----------  --------  --------

    The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1996, 1995 and 1994, and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                                                            PERIOD TO MATURITY FROM DECEMBER 31, 1996
                                                                   ------------------------------------------------------------
                                       AT DECEMBER 31,               WITHIN                 TWO TO
                             ------------------------------------     ONE        ONE TO      THREE
                                 1996         1995        1994        YEAR     TWO YEARS     YEARS    THEREAFTER      TOTAL
                             ------------  ----------  ----------  ----------  ----------  ---------  -----------  ------------
                                                                   (DOLLARS IN THOUSANDS)
Certificate of deposit
  accounts:
  3.00% and less...........  $        454  $    3,015  $    4,305  $      454  $        0  $       0   $       0   $        454
  3.00% to 3.99%...........        10,098      10,521     148,965      10,098           0          0           0         10,098
  4.00% to 4.99%...........       111,419      89,419     277,257      99,953       9,205      2,261           0        111,419
  5.00% to 5.99%...........       886,051     692,990     189,617     693,851     149,973     24,790      17,437        886,051
  6.00% to 6.99%...........       148,437     133,115      86,847     130,529       5,656      2,970       9,282        148,437
  7.00% to 7.99%...........         9,171      32,425      64,875       3,932       2,487      2,719          33          9,171
  8.00% to 8.99%...........         7,160       6,783       6,692       2,175       4,985          0           0          7,160
  9.00% and greater........             0       1,396       3,150           0           0          0           0              0
                             ------------  ----------  ----------  ----------  ----------  ---------  -----------  ------------
    Total..................  $  1,172,790  $  969,664  $  781,708  $  940,992  $  172,306  $  32,740   $  26,752   $  1,172,790
                             ------------  ----------  ----------  ----------  ----------  ---------  -----------  ------------
                             ------------  ----------  ----------  ----------  ----------  ---------  -----------  ------------

    BORROWINGS AND OTHER FINANCING TRANSACTIONS

    Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings as an alternative or less costly source of funds. The Company obtains advances from the FHLB-Chicago. These advances are collateralized by the capital stock of the FHLB-Chicago held by the Company and certain of its mortgage loans and mortgage-backed and related securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount the FHLB-Chicago will advance to member institutions, including the Company, for purposes other than meeting withdrawal fluctuates from time to time in accordance with policies of Office of Thrift Supervision (the "OTS") and the FHLB-Chicago. The Company's unused advance line with the FHLB-Chicago was approximately $25.0 million as of December 31, 1996. At December 31, 1996, the Company's FHLB-Chicago advances totaled $385.0 million, representing 18.0% of total liabilities, up from the $235.0 million outstanding at December 31, 1995.

    The Company's borrowings from time to time include reverse repurchase agreements. The form of reverse repurchase agreement used by the Company involves the sale of securities owned by the Company with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically within 30 to 90 days. These transactions are authorized by the Company's Investment Policy and are governed by agreements with primary government dealers under PSA Master Repurchase Agreements. At December 31, 1996, there were no outstanding reverse repurchase agreements.

    The following table sets forth certain information regarding the Company's FHLB-Chicago advances and reverse repurchase agreements at or for the years ended on the dates indicated.

                                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1996          1995         1994
                                                                          ------------  ------------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
FHLB-CHICAGO ADVANCES:
  Average balance outstanding...........................................  $  320,113    $  109,168    $  26,575
  Maximum amount outstanding at any month-end during the year...........     410,000       235,000       50,000
  Balance outstanding at end of period..................................     385,000       235,000       50,000
  Weighted average interest rate during the period......................        6.21%         6.28%        4.54%
  Weighted average interest at the end of the period....................        6.11%         6.08%        5.88%

REVERSE REPURCHASE AGREEMENTS:
  Average balance outstanding...........................................  $    1,746    $    4,481            0
  Maximum amount outstanding at any month-end during the period.........      13,405         4,988            0
  Balance outstanding at the end of the period..........................           0             0            0
  Weighted average interest rate during the period......................        5.34%         6.00%           0
  Weighted average interest at the end of the period....................           0             0            0

TOTAL ADVANCE AND REPURCHASE AGREEMENTS:
  Average balance outstanding...........................................  $  321,859    $  113,649    $  26,575
  Maximum amount outstanding at any month-end during the period.........     423,405       239,988       50,000
  Balance outstanding at the end of the period..........................     385,000       235,000       50,000
  Weighted average interest rate during the period......................        6.21%         6.27%        4.54%
  Weighted average interest at the end of the period....................        6.11%         6.08%        5.88%

                           SUPERVISION AND REGULATION

GENERAL

    Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OTS, the Board of Governors of the Federal Reserve System (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

    Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

    The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

RECENT REGULATORY DEVELOPMENTS

    On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. As a SAIF-member, the Bank was subject to the special assessment.

    Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oaker" banks (I.E., Bank Insurance fund ("BIF") member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (I.E. institutions that converted from thrift to bank charters but remain SAIF members). The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

    On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on

March 31, 1995. The amount of the special assessment paid by the Bank was $9,576,778, the full amount of which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

    In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective October 1, 1996 for Oaker and Sasser banks, but did not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oaker and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by the Bank have been reduced significantly.

    Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings an Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

    In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act removes the percentage of assets limitations on the aggregate amount of credit card and education loans that may be made by a savings association, such as the Bank; increases from 10% to 20% of total assets the aggregate amount of commercial loans that a savings association may make, provided that any amount in excess of 10% of total assets represents small business loans; allows education, small business and credit card loans to be counted in full in determining a savings association's compliance with the qualified thrift lender ("QTL") test; and provides that a savings association may be deemed to meet the QTL test if it qualifies as a domestic building and loans association under the Internal Revenue code. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

    On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. The Bank believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, the Bank will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if the Bank were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

THE COMPANY

    GENERAL. The Company, as the sole stockholder of the Bank, a savings and loan holding company. As a savings and loan holding company, the Company is registered with, and is subject to regulation by, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). Under the HOLA, the Company is subject to periodic examination by the OTS and is required to file with the OTS periodic reports of its operations and such additional information as the OTS may require.

    INVESTMENTS AND ACTIVITIES. The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or savings and loan holding company without the prior written approval of the OTS; (ii) subject to certain exceptions, acquiring more than 5% of the issued and outstanding shares of voting stock of a savings association or savings and loan holding company except as part of an acquisition of control approved by the OTS; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts.

    A savings and loan holding company may acquire savings associations located in more than one state in both supervisory transactions involving failing savings associations and nonsupervisory acquisitions of healthy institutions, subject to the requirement that in any nonsupervisory transaction, the law of the state in which the savings association to be acquired is located must specifically authorize the proposed acquisition, by language to that effect and not merely by implication. State laws vary in the extent to which interstate acquisitions of savings associations are permitted. Illinois law presently permits savings and loan holding companies located in any state of the United States to acquire savings associations or savings and loan holding companies located in Illinois, subject to certain conditions, including the requirement that the laws of the state in which the acquirer is located permit savings and loan holding companies located in Illinois to acquire savings associations or savings and loan holding companies in the acquirer's state.

    A savings and loan holding company that controls only one savings association subsidiary is generally not subject to any restrictions on the non-banking activities that the holding company may conduct either directly or through a non-banking subsidiary, so long as the holding company's savings association subsidiary constitutes a QTL. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of a particular activity constitutes a serious risk to the financial safety, soundness or stability of its savings association subsidiary, the OTS may require the holding company to cease engaging in the activity (or divest any subsidiary which engages in the activity) or may impose such restrictions on the holding company and the subsidiary savings association as the OTS deems necessary to address the risk, including imposing limitations on
(i) the payment of dividends by the savings association to the holding company,
(ii) transaction between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that liabilities of the holding company and its affiliates may be imposed on the savings association.

    Federal legislation also prohibits acquisition of "control" of a savings association or savings and loan holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a savings association or savings and loan holding company.

    DIVIDENDS. The OTS possesses enforcement powers over savings and loan holding companies to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by savings and loan holding companies. In addition to the restrictions on dividends that may be imposed by the OTS, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

    FEDERAL SECURITIES REGULATION. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

    GENERAL. The Bank is a federally chartered savings association, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, federally chartered savings association, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OTS, as the chartering authority for federal savings associations, the FDIC as administrator of the SAIF. The Bank is also a member of the FHLB System, which provides a central credit facility primarily for member institutions.

    DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

    During the period January 1, 1996 through September 30, 1996, SAIF assessment rates ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. SEE "--Recent Regulatory Developments."

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

    FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commending January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding

FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

    OTS ASSESSMENTS. Federal savings associations are required to pay supervisory fees to the OTS to fund the operations of the OTS. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OTS. During the year ended December 31, 1996, the Bank paid supervisory fees to the OTS totaling $335,506.

    CAPITAL REQUIREMENTS. The OTS has established the following minimum capital standards for savings associations, such as the Bank: a core capital requirement, consisting of a minimum ratio of core capital to total assets of 3%; a tangible capital requirement consisting of a minimum ratio of tangible capital to total assets of 1.5%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must consist of core capital. For purposes of these capital standards, core capital consists primarily of permanent stockholders' equity less intangible assets other than certain supervisory goodwill, certain mortgage servicing rights and certain purchased credit card relationships and less investments in subsidiaries engaged in activities not permitted for national banks; tangible capital is substantially the same as core capital except that all intangible assets other than certain mortgage servicing rights must be deducted; and total capital means core capital plus certain debt and equity instruments that do not qualify as core capital and a portion of the Bank's allowances for loan and leases losses.

    The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OTS provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations or credit or nontraditional actitivities.

    During the year ended December 31, 1996, the Bank was not required by the OTS to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, the Bank exceeded its minimum regulatory capital requirements with a core capital ratio of 8.49%, a tangible capital ratio of 8.47% and a risk-based capital ratio of 21.46%.

    Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

    DIVIDENDS. OTS regulations impose limitations upon all capital distributions by savings associations, including cash dividends. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after the proposed capital distribution (a "Tier 1 Institution") could, after prior notice to, but without the approval of, the OTS, make capital distributions during a calendar year of up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent preceding four quarter period. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 Institution.

    The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. Further, under applicable regulations of the OTS, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1994. As of December 31, 1996, approximately $66.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OTS may prohibit the payment of any dividends if the OTS determines such payment would constitute an unsafe or unsound practice.

    INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In additions, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

    SAFETY AND SOUNDNESS STANDARDS. The OTS has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of savings associations. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the OTS may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the OTS expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the OTS, would constitute grounds for further enforcement action.

    BRANCHING AUTHORITY. Federally chartered savings associations which qualify as "domestic building and loan associations," as defined in the Internal Revenue Code, or meet the QTL test (see "--The Bank--Qualified Thrift Lender Test") have the authority, subject to receipt of OTS approval, to establish branch offices anywhere in the United States, either DE NOVO or through acquisitions of all or part of another financial institution. If a federal savings association fails to qualify as a "domestic building and loan association," as defined in the Internal Revenue Code, or fails to meet the QTL test the association generally may establish a branch in a state other than the state of its home office only to the extent authorized by the law of the state in which the branch is to be located. As of December 31, 1996, the Bank qualified as a "domestic building and loan association," as defined in the Internal Revenue Code, and met the QTL test.

    QUALIFIED THRIFT LENDER TEST. Under the QTL test in effect prior to September 30, 1996, the Bank generally was required to invest at least 65% of its portfolio assets in "qualified thrift investments," as measured on a monthly average basis in nine out of every 12 months. Qualified thrift investments for purposes of the QTL test consist principally of residential mortgage loans, mortgage-backed securities and other housing and consumer-related investments. The term "portfolio assets" is statutorily defined to mean a savings association's total assets less goodwill and other intangible assets, the association's business property and a limited amount if its liquid assets. Under amendments to the HOLA enacted September 30, 1996, the Bank will be deemed to satisfy the QTL test if it either holds qualified thrift investments equaling 65% or more of its portfolio assets or qualified as a domestic building and loan association under the Internal Revenue Code. The new legislation also expanded somewhat the definition of qualified thrift investments. SEE "--Recent Regulatory Developments." As a December 31, 1996, the Bank satisfied with the QTL test, with a ratio of qualified thrift investments to portfolio assets of 98.58% and qualified as a "domestic building and loan association," as defined in the Internal Revenue Code.

    LIQUIDITY REQUIREMENTS. OTS regulations currently require each savings association to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings (I.E., those repayable in 12 months or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings, depending upon economic conditions and the deposit flows of savings associations. OTS regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally liquid assets having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, the Bank was in compliance with OTS liquidity requirements, with an overall liquidity ratio of 7.46% and a short-term liquidity ratio of 4.50%.

    FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements. The balances used to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS.

ITEM 2. PROPERTIES

    The Company neither owns nor leases any real property. At the present time, the Company Uses the premises, equipment and furniture of the Bank without direct payment of any rental fees to the Bank. The Bank conducts its business through 14 full-service office locations and two limited service office locations. Ten of the full-service branch offices are located in Cook County and four are in DuPage County. The Bank has a five story, 83,000 square foot facility that is used as an operations center. The facility is located on 13.8 acres in Burr Ridge Corporate Park in Burr Ridge, Illinois. Management believes the Bank's current facilities will be adequate to meet present and immediately foreseeable needs of the Bank and the Company. A listing of the Bank's offices is as follows:

                                                                              OWNED      LEASE       NET BOOK VALUE
                                                                  YEAR         OR      EXPIRATION    OF PROPERTY AT
BRANCH LOCATION                                                  OPENED      LEASED       DATE     DECEMBER 31, 1996
-------------------------------------------------------------  -----------  ---------  ----------  ------------------
FULL SERVICE OFFICES:

Brighton Park Office ........................................        1909   Owned          --        $      987,544
  4192 South Archer Avenue
  Chicago, Illinois 60632

Downers Grove Office ........................................        1976   Owned          --               824,038
  5100 Forest Avenue
  Downers Grove, Illinois 60515

Lombard Office ..............................................        1975   Owned          --               130,593
  23 North Main Street
  Lombard, Illinois 60148

Garfield Ridge Office .......................................        1977   Owned          --             2,453,157
  6141 Archer Avenue
  Chicago, Illinois 60638

Evergreen Park Office .......................................        1988   Owned          --               986,391
  3960 West 95th Street
  Evergreen Park, Illinois 60642

98th Street Office ..........................................        1988   Owned          --               563,816
  9801 South Cicero Avenue
  Oak Lawn, Illinois 60453

47th Street Office ..........................................        1977   Owned          --                56,331
  2555 West 47th Street
  Chicago, Illinois 60632

Hickory Hills Office ........................................        1977   Owned          --             1,109,430
  9357 South Roberts Road
  Hickory Hills, Illinois 60457

Hill Creek Office ...........................................        1977   Leased      05/31/97             60,601
  8653 West 95th Street
  Hickory Hills, Illinois 60457

Oak Lawn Office .............................................        1980   Owned          --               857,301
  10350 South Pulaski Road
  Oak Lawn, Illinois 60453

Palos Heights Office ........................................        1988   Owned          --             1,199,894
  6410 West 127th Street
  Palos Heights, Illinois 60463

                                                                              OWNED      LEASE       NET BOOK VALUE
                                                                  YEAR         OR      EXPIRATION    OF PROPERTY AT
BRANCH LOCATION                                                  OPENED      LEASED       DATE     DECEMBER 31, 1996
-------------------------------------------------------------  -----------  ---------  ----------  ------------------
Willowbrook Office ..........................................        1992   Owned          --        $      970,643
  715 Plainfield Road
  Willowbrook, Illinois 60521

Orland Park Office ..........................................        1993   Leased      12/31/97             19,325
  15014 La Grange Road
  Orland Park, Illinois 60462

Naperville Office ...........................................        1996   Owned          --               984,371
  425 West Ogden Avenue
  Naperville, IL 60563

LIMITED SERVICE OFFICES:

Burr Ridge Operations Center ................................        1995   Owned          --            12,137,441
  800 Burr Ridge Parkway
  Burr Ridge, Illinois 60521-6486

Orland Park Drive-up Facility ...............................        1993   Leased       12/97                4,857
  15255 94th Avenue
  Orland Park, Illinois 60462

Other Land...................................................                                                75,000
                                                                                                   ------------------

TOTAL NET BOOK VALUE:........................................                                        $   23,420,733
                                                                                                   ------------------
                                                                                                   ------------------

ITEM 3. LEGAL PROCEEDINGS

    As of December 31, 1996, there were no material pending legal proceedings to which the Company, or of which any of its property was subject, other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    During the quarter ended December 31, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Information as to the principal market on which the Company's common stock is traded, the approximate number of holders of record as of December 31, 1996, and the high and low sales prices for each of the quarters of 1996 is incorporated herein by reference from page 42 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto.

    As of the close of business on March 18, 1997, the reported closing price per share of Standard Financial, Inc. common stock was $23.63.

    Under Delaware law, the Company may pay dividends out of surplus or, in the event there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Dividends may not be paid out of net profits, however, if the capital of the Company has been diminished to an amount less than the aggregate amount of capital represented by all classes of preferred stock. There are various restrictions on the ability of the Bank to pay dividends to the Company. See "Note 11--Stockholders' Equity and Regulatory Capital" of the consolidated financial statements in the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected consolidated financial data for the five years ended December 31, 1996, consisting of data captioned "Selected Consolidated Financial and Other Data for Standard Financial, Inc. & Subsidiaries" on page 22 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    "Standard Financial, Inc.--Management's Discussion and Analysis" on pages 12 to 21 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Statements of Condition of Standard Financial, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996, together with the related notes and the report of Ernst & Young LLP, independent auditors, on pages 24 to 41 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto, are incorporated herein by reference.

RECENT DEVELOPMENT:

    See Part I, Item 1, Business Regarding the Agreement dated March 16, 1997, between the Company and TCF Financial Corporation ("TCF") wherein the Company would be merged with and into TCF, subject to regulatory and shareholder approvals and other conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The directors of the Company are divided into three classes having staggered terms of three years. Stockholders of the Company are not permitted to cumulate their votes for the election of directors. No director or nominee for director is related to any other director or executive officer of the Company by blood, marriage or adoption, except that David H. Mackiewich, President, Chief Executive Officer and Chairman of the Company, is the father of Kurtis D. Mackiewich, Senior Vice President of the Company, and Stasys J. Baras, a retiring director, is the father-in-law of Tomas Kisielius, M.D. All of the Board's nominees for director currently serve as directors of the Company. The following table sets forth certain information concerning the Board's nominees for director and each director whose term continues, including each such person's tenure as a director of the Bank, as of February 25, 1997.

                                                    PRINCIPAL OCCUPATION FOR THE PAST                    DIRECTOR
NAME AND AGE                                       FIVE YEARS AND OTHER DIRECTORSHIPS                    SINCE (1)
--------------------------------  ---------------------------------------------------------------------  ---------
David H. Mackiewich ............  President, Chief Executive Officer and Chairman of the Board of the      1979
(Age 57)                            Bank; President, Chief Executive Officer and Chairman of the Board
                                    of the Company since 1994; various positions with the Bank prior to being elected President in 1983

Tomas A. Kisielius, M.D. .......  Physician                                                                1993
(Age 50)

Sharon Reese Dalenberg .........  President of The Astor Group, a management consulting firm, and          1987
(Age 52)                            President of Continental Courier Ltd. and Errand Boy, Inc., package courier services; Director of D&N Financial Corporation, holding company for D&N Bank (a federal savings bank located in Hancock,
                                    MI) since 1994

Stasys J. Baras ................  Retired in 1986 as Senior Vice President of Operations of the Bank;      1983
(Age 76)                            employed in various positions with the Bank from 1958 until 1986

Fred V. Gwyer ..................  Retired physician                                                        1977
(Age 76)

George W. Lane .................  President of Creative Business Forms & Supplies, Inc. since 1979;        1989
(Age 57)                            President of Office Plus of Collinsville, Inc. and Chief Executive
                                    Officer of Office Plus of Litchfield, Inc. since 1992

Albert M. Petkus ...............  Executive Vice President of Universal Financial Products Corp., a        1995
(Age 42)                            computer sales and servicing company

Jack E. Levy (2) ...............  President, Jack Levy & Associates, an advertising agency                 1996
(age 58)

Thomas M. Ryan .................  Executive Vice President, Chief Operating Officer and Chief Financial    1993
(Age 44)                            Officer of the Bank since 1991 and of the Company since 1994; Chief
                                    Financial Officer of LaSalle Northwest National Bank prior to joining the Bank in 1991

------------------------

(1) Dates prior to 1994 refer to the year first elected to the Board of Directors of the Bank.

(2) In 1996, the Board appointed Jack E. Levy as a Class II director to fill a vacancy resulting from the resignation of John A. Brdecka.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning the Executive Officers of the Company, as of February 25, 1997.

                                                                                                        EXECUTIVE
                                                          PRINCIPAL OCCUPATION                           OFFICER
NAME AND AGE                                            FOR THE PAST FIVE YEARS                         SINCE (1)
--------------------------------  --------------------------------------------------------------------  ---------
Robert R. Harring, III .........  President, Standard Financial Mortgage Corp.; Vice President,           1995
(Age 49)                            Standard Federal Bank for savings since 1995; prior to joining the
                                    Company, Mr. Harring served as Senior Vice President at First
                                    Chicago/Midwest Mortgage Services

Kurtis D. Mackiewich ...........  Senior Vice President since 1993; Vice President since 1992             1993
(age 32)

Ruta M. Staniulis ..............  Senior Vice President                                                   1987
(age 49)

Leonard A. Metheny, Sr. ........  Vice President and Corporate Secretary                                  1990
(age 58)

Randall R. Schwartz ............  Vice President and General Counsel                                      1989
(age 37)

------------------------

(1) Dates prior to 1994 refer to the positions held with the Bank.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

    For the year ended December 31, 1996, each member of the Board of Directors of the Bank who was not also an officer or employee of the Bank received an annual retainer of $2,000 and an additional fee of $1,500 for each regular or special meeting of the Board of Directors attended and $400 for each committee meeting attended. Each committee chairman receives $600 per committee meeting. Each non-management member of the Board of Directors of the Company who was not also an officer or employee of the Bank received a fee of $1,500 for attendance at meetings of the Board of Directors of the Company held on days other than days on which the Board of Directors of the Bank met.

EXECUTIVE OFFICER COMPENSATION

    Separate compensation apart from compensation paid for services performed as officers of the Bank was not paid to the officers of the Company during 1996. The Company and the Bank do not expect that officers of the Company will be paid compensation separate from compensation paid to them as officers of the Bank until such time as the officers of the Company devote significant time to separate management of

Company affairs. The Board of Directors of the Company will determine whether such compensation is appropriate.

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning the compensation paid or granted for the past three years to the Company's Chief Executive Officer and to the Company's and the Bank's four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                                    AWARDS
                                                  ANNUAL COMPENSATION     ---------------------------
                                     (B)        ------------------------                     (G)
                                   FISCAL                                      (F)        SECURITIES        (H)
(A)                                 YEAR            (C)                    RESTRICTED     UNDERLYING     ALL OTHER
NAME AND                            ENDED          SALARY        (D)          STOCK        OPTIONS/    COMPENSATION
PRINCIPAL POSITION              DECEMBER 31ST      ($)(1)     BONUS ($)   AWARDS ($)(2)  SARS (#)(3)      ($)(4)
-----------------------------  ---------------  ------------  ----------  -------------  ------------  -------------
David H. Mackiewich .........          1996      $  424,412   $  197,931       --             --        $   198,524
President and Chief                    1995         408,385      117,800   $ 1,332,000    $  361,329        171,808
 Executive Officer                     1994         410,051       23,116       --             --            122,923

Thomas M. Ryan ..............          1996      $  194,906   $   72,000       --             --        $    84,915
Executive Vice President,              1995         159,600       38,304   $   441,600    $  119,939         49,180
 Chief Financial                       1994         160,214        6,138       --             --             26,756
 and Operating Officer

Robert R. Harring, III ......          1996      $  150,000   $  150,000       --             --        $    31,288
Vice President                         1995          98,077       --       $   360,000    $   80,481          7,679
                                       1994          --           --           --             --            --

Ruta M. Staniulis ...........          1996      $  142,375   $   45,943       --             --        $    45,564
Senior Vice President                  1995         121,225       43,360   $   306,000    $   82,705         33,016
                                       1994         110,283        6,349       --             --             15,123

Randall R. Schwartz .........          1996      $  114,835   $   35,050       --             --        $    43,669
Vice President and                     1995         110,419       27,846   $   294,000    $   79,846         36,811
 General Counsel                       1994         106,659        6,130       --             --             14,120

------------------------

(1) Amounts shown include compensation earned and deferred at the election of the named executive officer during the year specified. For Mr. Harring, 1995 salary reflects period beginning May 1, 1995.

(2) Represents the dollar value of shares awarded under the Company's MRP based upon the market price of the Common Stock on May 19, 1995, the effective date of the awards (except for Mr. Harring, whose award date was September 20, 1995). Shares awarded under the MRP in 1995 vest at a rate of 20% per year beginning on the first anniversary of the effective date of the grant. Messrs. Mackiewich, Ryan, Harring and Schwartz, and Ms. Staniulis, were awarded 111,000, 36,800, 30,000, 24,500 and 25,500 shares, respectively, and the value of such shares at December 31, 1996, based upon the market price of the Common Stock, was $2,178,375; $722,200; $588,750; $480,813; and
    $500,438, respectively. Dividends will be paid on MRP shares but are held in trust for the respective employee until the underlying shares vest.

(3) Represents options to purchase the stated number of shares of Common Stock granted under the Stock Option Plan, which options become exercisable at a rate of 20% per year beginning on the first anniversary of the May 19, 1995, effective date of the grants (September 20, 1995 for Mr. Harring).

(4) Amounts shown represent allocations under the ESOP and the Bank's contributions or payments with respect to the 401(k) Plan, the Supplemental Top Executive Plan ("STEP Plan"), the Split Dollar Life Insurance Program ("Split Life"), supplemental life insurance, automobile allowances and club dues. For 1994, such amounts also include the Bank's contribution to the Bank's Retirement and Savings Fund (the "Pension Plan"). The Bank ceased contributions to the Pension Plan and merged the Pension Plan into the 401(k) Plan as of May 13, 1994. The amount of each officer's allocation under the ESOP is determined by multiplying the number of shares allocated to such officer under the ESOP by the per share fair market value of the Common Stock at the end of the respective fiscal year. The aggregate amount of other compensation shown for each named officer for 1994, 1995 and 1996 consists of the following, respectively: (i) Mr. Mackiewich: ESOP allocations of $8,465, $35,240 and $42,586, 401(K) matching contribution of $955 for 1995 and $4,698 for 1996, supplemental life insurance premiums of $3,015 for each year, deferred compensation under the STEP Plan of $84,604, $126,502 and $141,120, club dues of $6,096, $6,096 and $7,105 and a Pension
    Plan contribution of $20,743 for 1994; (ii) Mr. Ryan: ESOP allocations of $8,465, $35,240 and $42,586, 401(k) matching contributions of $4,788, $4,420 and $4,500, supplemental life insurance premiums of $1,320 for each year, premiums for a split life insurance policy of $3,000 for 1995 and $6,000 for 1996, automobile allowance of $6,000 for each year, club dues of $24,509 for 1996 and a Pension Plan contribution of $6,183 for 1994; (iii) Mr. Harring:
    ESOP allocations of $21,293 for 1996, 401(k) matching contributions of $2,077 for 1996, supplemental life insurance premiums of $1,139 for 1995 and $1,918 for 1996, automobile allowance of $6,000 for 1995 and 1996 and club dues of $540 for 1995; (iv) Ms. Staniulis: ESOP allocations of $6,688, $28,479 and $40,421, 401(k) matching contributions of $3,302, $3,637 and
    $3,120, supplemental life insurance premiums of $900 for each year, club dues of $1,123 for 1996 and a Pension Plan contribution of $4,233 for 1994; and (v) Mr. Schwartz: ESOP allocations of $6,457, $25,945 and $32,602, 401(k) matching contributions of $3,188, $3,313 and $3,445, supplemental life insurance premiums of $388 for each year, automobile allowance of $6,000 for 1995 and 1996, club dues of $1,165 for 1995 and $1,234 for 1996 and a Pension Plan contribution of $4,087 for 1994.

STOCK OPTION INFORMATION

    The following table sets forth certain information concerning the number and value of stock options at December 31, 1996 held by the named executive officers. No stock options were exercised during 1996 by such persons.

       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR END AND FY-END
                               OPTIONS/SAR VALUES

                                                                      NUMBER OF SECURITIES
                                          SHARES                     UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                         ACQUIRED                    OPTIONS/SARS AT FY-END    IN-THE-MONEY OPTIONS/SARS
                                            ON           VALUE             (#)(D)(1)                AT FY-END ($)(E)
NAME                                     EXERCISE      REALIZED    --------------------------  --------------------------
(#)(A)                                    (#)(B)        ($)(C)     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-------------------------------------  -------------  -----------  -----------  -------------  -----------  -------------
David H. Mackiewich..................           --            --       72,266        289,063    $ 523,929    $ 2,204,105
Thomas M. Ryan.......................           --            --       23,988         95,951      182,908        731,626
Robert R. Harring, III...............           --            --       16,096         64,385       82,492        329,973
Ruta M. Staniulis....................           --            --       16,541         66,154      126,125        504,501
Randall R. Schwartz..................           --            --       15,970         63,876      121,774        487,054

------------------------

(1) Options become exercisable in 20% increments on each anniversary of the May 19, 1995 grant date and have an exercise price of $12.00, except with respect to Mr. Harring, whose options were granted on September 20, 1995 and have an exercise price of $14.50.

EMPLOYMENT AGREEMENTS

    The Bank has entered into employment agreements with Mr. David H. Mackiewich and Mr. Thomas M. Ryan. These employment agreements are intended to ensure that the Company and the Bank maintain a stable and competent management base. The continued success of the Company and the Bank depends to a significant degree on the skills and competence of these individuals.

    The employment agreements were originally entered into as of July 28, 1994. The agreements, as subsequently amended, provide for three-year terms commencing on the first anniversary date and continuing each anniversary date thereafter. The respective term of these agreements may be restored to three years by the action of the Board of Directors, subject to the Board's annual performance evaluations. Each agreement was extended an additional year in July 1996. The agreements further provide that the term of the agreement may extend beyond the end of the year in which the executive reaches age 65 and that the executive not be required to actively seek employment following involuntary termination or offset any compensation due by new compensation earned. Under these agreements, the base salaries for Mr. Mackiewich and Mr. Ryan for 1996 were $424,412 and $194,906, respectively. In addition to base salary, the agreements provide for, among other things, bonuses, disability pay, participation in stock-based incentive compensation plans and other fringe benefits applicable to executive officers of the Bank. The agreements may be terminated by the Bank at any time. In the event of involuntary termination other than for cause, as defined in the agreements, death or disability, the executive is entitled to severance pay in an amount equal to the amount due for the remaining term of the employment agreement.

CHANGE IN CONTROL AGREEMENTS

    The Company has entered into Change in Control Agreements (each, a "Control Agreement") with each of the executive officers named in the Summary Compensation Table. The Control Agreements were entered into as of July 28, 1994 and provide for a three-year term. Commencing on the first anniversary date and continuing on each anniversary date thereafter, the term of any Control Agreement may be restored to three years by the Board of Directors, subject to the Board's annual performance evaluations, and the term of each Control Agreement was extended an additional year in July 1996. Each Control Agreement provides that within two years following a change in control, as defined in the Control Agreements, of the Company or the Bank, if the Company or the Bank terminates the officer's employment for any reason other than cause, or if the officer terminates his or her employment following his or her demotion, loss of title, office or significant authority, a reduction in his or her compensation, or relocation of his or her principal place of employment, the officer or, in the event of death, the officer's beneficiary, would be entitled to receive a severance payment equal to three times the sum of the officer's current base salary plus the highest bonus paid in the two prior years and in addition will be provided with other benefits. The Control Agreements also provide that change of control benefits are payable if the executive elects to voluntarily terminate employment within one year following a change of control. If the Company's independent accountants acting as auditors determine, in consultation with legal counsel acceptable to the parties, that any amount payable to the executive by the Company would constitute an "excess parachute payment" within the meaning of
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and be subject to the "excise tax" imposed by Section 4999 of the Code, the Company shall pay the executive the amount of such excise tax and all federal and state income or other taxes with respect to any such additional amount, as well as any additional excise taxes plus interest, penalties and professional fees or expenses resulting from any excise tax deficiency determination which may be issued by the Internal Revenue Service at a later date.

REPORT OF THE COMPENSATION COMMITTEE

    INTRODUCTION

    The Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. During 1996, officers of the Company were not paid compensation apart from compensation paid for services performed as officers of the Bank. As of December 31, 1996, the Compensation Committee was comprised of Stasys J. Baras (Chair), Albert M. Petkus and Sharon Reese Dalenberg.

    EXECUTIVE COMPENSATION POLICY

    The Bank's overall compensation policy can be summarized as follows:

    - Attract and retain quality talent, which is critical to both the short-term and long-term success of the Bank.

    - Reinforce strategic performance objectives through the use of incentive compensation programs.

    - Create mutuality of interest between the Bank's executive officers and the Company's stockholders through compensation structures that share the rewards and risks of strategic decision making.

    BASE COMPENSATION

    The Compensation Committee's approach to base compensation is to offer competitive salaries in comparison with current market pay practices. The committee examines market compensation levels and trends observed in the labor market. For its purposes, the Compensation Committee has defined the labor market as the pool of executives who are currently employed in similar positions in financial institutions of equivalent size. The Compensation Committee compares the Bank's base salary practices against those of other financial institutions managing approximately $2 billion in assets. Survey information on median compensation practices, provided by compensation consultants, is used by the Compensation Committee as a frame of reference for determining annual salary adjustments and starting salaries.

    The Compensation Committee makes salary decisions in a structured review with input from the Chief Executive Officer. This review considers the decision-making responsibilities of each position and the experience, work performance and team-building skills of position incumbents. The Compensation Committee views work performance as the single most important measurement factor, although the Compensation Committee also views experience, decision-making responsibilities and team-building skills as necessary factors for the Bank's success. The Chief Executive Officer does not participate in the review of, or decisions regarding, his compensation.

    ANNUAL INCENTIVE COMPENSATION

    In 1995, the Bank adopted an incentive compensation plan for senior officers as an additional means to enhance stockholder value. The plan is designed to pay a percentage of an officer's base compensation in the event the Bank achieved specified financial performance. These criteria include earnings growth, asset growth, return on average equity and net interest margin. The performance criteria levels and the compensation percentage payout were established by the plan's Compensation Committee. The Compensation Committee also conducted year end reviews of the performance of each officer to determine the final incentive award. The actual amounts paid pursuant to the plan are indicated on the Summary Compensation Table.

    ANNUAL PROFIT BONUS

    The Bank currently has an annual bonus plan to reward its employees, excluding executive officers, based upon Bank profitability. The Compensation Committee makes bonus decisions in a structured review based on Bank profitability and the actual performance of employees, with input from the Chief Executive Officer. Employees are eligible to receive a bonus in an amount equal to a specified percentage, or a number of weeks, of base salary.

    LONG-TERM INCENTIVE COMPENSATION

    The Company currently maintains the Stock Option Plan and the MRP to reward senior executives of the Company and the Bank for outstanding performance and to help the Company attract and retain qualified personnel in key positions. The plans are further designed to give key employees a proprietary interest in the Company as an incentive to contribute to the success of the Company. Awards under the Stock Option Plan and the MRP are determined by the Compensation Committee based upon each respective officer's level of responsibility, longevity of service, overall performance and significance to the Company's future growth and profitability.

    CHIEF EXECUTIVE OFFICER COMPENSATION

    The Bank's compensation program for its Chief Executive Officer is largely based upon competitive practices. The Compensation Committee has defined the comparable labor market as the pool of Chief Executive Officers who are currently employed in financial institutions of equivalent size. The Bank compares its base salary plus bonus practices against those of other institutions managing approximately $2 billion in assets. Survey information on median compensation practices, provided by compensation consultants, has been used as a frame of reference for determining Chief Executive Officer salary plus bonus levels and adjustments. Mr. Mackiewich's base salary combined with his annual bonus is within the median range of the comparable market as identified by an outside consultant using survey data.

                                          Stasys J. Baras (Chair)
                                          Albert M. Petkus
                                          Sharon Reese Dalenberg

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other officers and employees of the Bank. Directors who were members of the Compensation Committee for all or part of the fiscal year ended December 31, 1996, included Ms. Reese Dalenberg and Messrs. Lane, Baras and Petkus. During 1996, no executive officer of the Company served as a member of:
(i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors. George W. Lane, a director of the Company and an attorney, is President of Creative Business Forms & Supplies, Inc., from which the Bank purchases office supplies from time to time. The total amount paid to Creative Business Forms & Supplies, Inc. by the Bank during 1996 was approximately $175,700. Mr. Lane has informed the Company that such transactions constituted greater than five percent of that firm's revenues during 1996. Sharon Reese Dalenberg, a director of the Company and an attorney, is President of The Astor Group, a management consulting firm which provides certain consulting services to the Bank from time to time. The total amount paid to The Astor Group by the Bank during 1996 was approximately $76,800. Ms. Reese Dalenberg is also President of Continental Courier Ltd. and Errand Boy, Inc., which provide package courier services to the Bank from time to time. The total amount paid to Continental Courier Ltd. and Errand Boy, Inc. by the Bank during 1996 was approximately $81,300 and $9,400, respectively.

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

    The following graph shows a comparison of cumulative total returns on an investment of $100 in the Company's Common Stock, a broad index of U.S. companies listed on the Nasdaq Stock Market and an index of thrift stocks for the periods shown. The Company's Common Stock was first listed for quotation on the Nasdaq National Market System on August 1, 1994, and the information in the graph is based upon the closing price of the Company's Common Stock on that date. The graph was prepared at the Company's request by SNL Securities, Charlottesville, Virginia.

                            CUMULATIVE TOTAL RETURN*
                    ASSUMES $100 INVESTED ON AUGUST 1, 1994

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    STOCK PRICE PERFORMANCE
                                                                                    SNL Thrifts (All)
Period Ending                    Standard Financial, Inc.   Nasdaq - Total US                   Index
8/1/94                                               $100                $100                    $100
12/31/94                                               85                 105                      89
12/31/95                                              131                 148                     140
12/31/96                                              180                 182                     182

* Total return assumes reinvestment of dividends

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock at February 25, 1997, by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each director or nominee (other than those set forth in Appendix A), by each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

                                                               AMOUNT AND NATURE OF
NAME OF INDIVIDUAL OR                                          BENEFICIAL OWNERSHIP   PERCENT OF
NUMBER OF INDIVIDUALS IN GROUP                                         (1)               CLASS
------------------------------------------------------------  ----------------------  -----------

Standard Federal Bank for savings
  Employee Stock Ownership Trust (2) .......................           961,070              5.94%
  4192 South Archer Avenue
  Chicago, Illinois 60632

LaSalle/Kross Partners, L.P. (3) ...........................           865,000              5.35%
  350 East Michigan
  Kalamazoo, Michigan 49007

DIRECTORS AND NOMINEES
David H. Mackiewich (4).....................................           153,808             *
Thomas M. Ryan..............................................            63,083             *
Stasys J. Baras.............................................            15,214             *
Tomas A. Kisielius..........................................             9,201             *
George W. Lane..............................................            12,851             *
Fred V. Gwyer...............................................             5,001             *
Jack E. Levy (5)............................................            20,000             *
Sharon Reese Dalenberg......................................            28,692             *
Albert M. Petkus (6)........................................            37,923             *

OTHER NAMED EXECUTIVE OFFICERS
Robert R. Harring, III......................................            24,166             *
Ruta M. Staniulis...........................................            52,739             *
Randall R. Schwartz.........................................            49,576             *

All directors and executive officers as a group (14                    546,913              3.38%
  persons)..................................................

------------------------

*   Less than 1% of the outstanding Common Stock.

(1) The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. Includes shares purchased under the Bank's 401(k) Plan ("401(k) Plan") and, except for with respect to the Standard Federal Bank for savings Employee Stock Ownership Trust (the "Trust"), also includes shares allocated to employees under the Bank's Employee Stock Ownership Plan ("ESOP"). Excludes shares awarded under the Company's Management Recognition and Retention Plan ("MRP") and the Company's Stock Option Plan ("Stock Option Plan") which have not yet vested and which are not otherwise includable under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Employees have sole voting power and no investment power over shares allocated to their accounts under the ESOP. Except as indicated in the preceding sentence and in the following footnotes, each individual listed in the above table has sole voting and investment power with respect to the indicated shares. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

(2) The Trust was established in connection with the ESOP. Under the terms of the ESOP, the ESOP trustee must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Allocated shares for which employees do not give instructions are voted in the same ratio on any matter as are those shares for which instructions are given. Unallocated shares held in the ESOP are voted by the ESOP trustee in accordance with its fiduciary duties as trustee.

(3) Based upon information reported in an Amendment No. 2 to Schedule 13D filed under the Exchange Act on January 21, 1997, Peter T. Kross and Richard J. Nelson, who control the two general partners of LaSalle/Kross Partners, Limited Partnership, and Wallace D. Riley, reported that they, as a group with this partnership, have shared voting and dispositive power over 865,000 shares.

(4) Includes 2,334 shares held jointly with Mr. K. Mackiewich, an executive officer of the Bank and Mr. Mackiewich's son, over which shares Mr. Mackiewich has shared voting and investment power.

(5) Includes 10,000 shares held in a trust, over which shares Mr. Levy has no voting or investment power.

(6) Includes 35,191 shares held as trustee and 2,334 shares held as custodian, over which shares Mr. Petkus has sole voting and investment power, and also includes 20 shares held by Mr. Petkus' spouse, over which shares Mr. Petkus has shared voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Directors and officers of the Company and its subsidiaries and their associates, were customers of and had transactions with the Company and its subsidiaries during 1996. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Federal law prohibits a savings institution such as the Bank from making loans to its senior officers and directors at favorable rates or on terms not comparable to those prevailing to the general public.

    George W. Lane, a director of the Company, is President of Creative Business Forms & Supplies, Inc., from which the Bank purchases office supplies from time to time. The total amount paid to Creative Business Forms & Supplies, Inc. by the Bank during 1996 was approximately $175,700. Mr. Lane has informed the Company that such transactions constituted greater than five percent of that firm's revenues during 1996.

    Mary Lynn Mackiewich, wife of David H. Mackiewich, the Chairman of the Company, is the sister of the President of Care Cleaning Service, Inc., which provides certain office cleaning and maintenance services to the Bank. The total amount paid to Care Cleaning Services, Inc. by the Bank during 1996 was approximately $188,700.

    Sharon Reese Dalenberg, a director of the Company and an attorney, is President of The Astor Group, a management consulting firm which provides certain consulting services to the Bank from time to time. The total amount paid to The Astor Group by the Bank during 1996 was approximately $76,800. Ms. Reese Dalenberg is also President of Continental Courier Ltd. and Errand Boy, Inc., which provide package courier services to the Bank from time to time. The total amount paid to Continental Courier Ltd. and Errand Boy, Inc. by the Bank during 1996 was approximately $81,300 and $9,400, respectively.

    The Company believes that the foregoing transactions were conducted on terms no less favorable to the Company than could have been obtained by it in arms' length negotiations with unaffiliated persons, and the Company intends that such transactions will be approved by a majority of its independent outside directors in the future.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) The following consolidated financial statements of the Company and its subsidiaries included in the Company's 1996 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP, dated January 27, 1997, are incorporated herein by reference:

    Consolidated Statements of Condition as of December 31, 1996 and 1995;

    Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994;

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; and

    Notes to Consolidated Financial Statements.

    The remaining information appearing in the Company's 1996 Annual Report to Stockholders is not deemed to be filed as a part of this Report, except as expressly provided herein.

    (a)(2) All schedules are omitted because they are not required or are not applicable or the required information is shown on the consolidated financial statements or notes thereto.

    (a)(3) The following exhibits are either filed as part of this Report or are on file with the SEC and incorporated herein by reference:

  EXHIBIT
  NUMBER                                                     EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Amended Plan of Conversion of Standard Federal Bank for savings (incorporated herein by reference to the
              Company's registration statement on Form S-1 (File No. 33-76596), as amended)

       3.1   Articles of Incorporation of Registrant (incorporated herein by reference to the Company's registration statement on Form S-1 (File No. 33-76596), as amended)

       3.2   Bylaws of Registrant as amended

      11.1   Statement RE Computation of Per Share Earnings

      13.1   Portions of Company's 1996 Annual Report to Stockholders

      21.1   Subsidiaries of the Company

      23.1   Consent of Ernst & Young LLP

      27.1   Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STANDARD FINANCIAL, INC.
                                Registrant

March 27, 1997                  By:           /s/ DAVID H. MACKIEWICH
                                     -----------------------------------------
                                                David H. Mackiewich
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:              /s/ THOMAS M. RYAN
                                     -----------------------------------------
                                                   Thomas M. Ryan
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER, AND CHIEF OPERATIONS OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE
------------------------------  ---------------------------
   /s/ DAVID H. MACKIEWICH      President (chief executive
------------------------------    officer) Chairman of the
     David H. Mackiewich          Board and Director

                                Executive Vice
                                  President/Chief Financial
      /s/ THOMAS M. RYAN          Officer (principal
------------------------------    financial and accounting
        Thomas M. Ryan            officer)/ Chief
                                  Operations Officer and
                                  Director

     /s/ STASYS J. BARAS
------------------------------  Director
       Stasys J. Baras

      /s/ FRED V. GWYER
------------------------------  Director
        Fred V. Gwyer

    /s/ TOMAS A. KISIELIUS
------------------------------  Director
      Tomas A. Kisielius

      /s/ GEORGE W. LANE
------------------------------  Director
        George W. Lane

       /s/ JACK E. LEVY
------------------------------  Director
         Jack E. Levy

     /s/ ALBERT M. PETKUS
------------------------------  Director
       Albert M. Petkus

     /s/ SHARON A. REESE
          DALENBERG
------------------------------  Director
  Sharon A. Reese Dalenberg

March 27, 1997