Form 10-Q
period 1997-03-31
STANDARD FINANCIAL INC
filed 1997-05-12
CIK 920603

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24082

                            STANDARD FINANCIAL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE
       (STATE OR OTHER JURISDICTION OF                          36-3941870
       ORGANIZATION OR INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NUMBER)

           800 BURR RIDGE PARKWAY                                  60521
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

(1) Yes x                              No
(2) Yes x                              No

    The number of shares outstanding of each of the issuer's classes of common stock was 16,204,235 shares of common stock, $0.01 par value, as of April 30, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 -----

PART I. Financial Information

Item 1     Financial Statements.............................................................................

           Consolidated Statements of Condition as of March 31, 1997 (unaudited) and December 31, 1996......           2

           Consolidated Statements of Income for the Three Months Ended March 31, 1997 and 1996
           (unaudited)......................................................................................           3

           Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1997
           (unaudited)......................................................................................           4

           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996
           (unaudited)......................................................................................           5

           Notes to Consolidated Financial Statements (unaudited)...........................................           6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations............           8

PART II. Other Information

Item 1     Legal Proceedings................................................................................          19

Item 2     Changes in Securities............................................................................          19

Item 3     Defaults upon Senior Securities..................................................................          19

Item 4     Submission of Matters to a Vote of Security Holders..............................................          19

Item 5     Other Information................................................................................          19

Item 6     Exhibits and Reports on Form 8-K.................................................................          20

           Signature Page...................................................................................          21

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                         PART 1--FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       (UNAUDITED)    (AUDITED)
                                                                                       ------------  ------------
ASSETS:
Cash.................................................................................  $     17,929   $   17,464
Interest-bearing deposits at depository institutions.................................        27,375       25,834
                                                                                       ------------  ------------
    Cash and cash equivalents........................................................        45,304       43,298
Investment securities................................................................       197,108      153,501
Mortgage-backed and related securities...............................................       663,297      651,443
Loans receivable, net................................................................     1,511,805    1,485,459
Real estate held for sale............................................................           160           70
Investment in Federal Home Loan Bank stock...........................................        20,500       20,500
Office properties and equipment......................................................        27,187       27,267
Accrued interest receivable..........................................................        14,943       15,015
Other assets.........................................................................         7,893        8,236
Excess of cost over net assets of acquired association, less accumulated
  amortization.......................................................................           387          432
                                                                                       ------------  ------------
      Total assets...................................................................  $  2,488,854   $2,405,221
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Deposits...........................................................................  $  1,777,816   $1,719,300
  Advances from Federal Home Loan Bank of Chicago....................................       410,000      385,000
  Advance payments by borrowers for taxes and insurance..............................        12,728       11,470
  Federal & state income taxes payable...............................................         3,337        1,270
  Miscellaneous liabilities..........................................................        13,716       20,103
                                                                                       ------------  ------------
      Total liabilities..............................................................     2,217,597    2,137,143
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
    none outstanding.................................................................             0            0
  Common stock, $0.01 par value; 25,000,000 shares authorized, 19,123,585 shares issued, 16,204,235 shares outstanding at March 31, 1997; and 25,000,000 shares authorized, 19,092,585 shares issued, 16,173,235 outstanding at December 31,
    1996.............................................................................           191          191
  Additional paid-in capital.........................................................       190,266      189,460
  Unrealized gain, net of income taxes, on securities available-for-sale.............         1,750        2,431
  Retained income....................................................................       132,902      130,437
  Treasury stock, at cost (2,919,350 shares at March 31, 1997; 2,919,350 shares at
    December 31, 1996)...............................................................       (41,085)     (41,085)
  ESOP shares........................................................................        (9,292)      (9,611)
  MRP shares.........................................................................        (3,475)      (3,745)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       271,257      268,078
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................  $  2,488,854   $2,405,221
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
INTEREST INCOME:
  Loans.....................................................................................  $  27,885  $  20,303
  Mortgage-backed and related securities....................................................     11,586     13,660
  Investments and interest-bearing deposits.................................................      3,408      3,425
                                                                                              ---------  ---------
    Total interest income...................................................................     42,879     37,388

INTEREST EXPENSE:
  Deposits..................................................................................     20,003     17,423
  Borrowings................................................................................      6,148      3,970
                                                                                              ---------  ---------
    Total interest expense..................................................................     26,151     21,393
                                                                                              ---------  ---------
Net interest income before provision for loan losses........................................     16,728     15,995
Provision for loan losses...................................................................        475        800
                                                                                              ---------  ---------
Net interest income after provision for loan losses.........................................     16,253     15,195

NON-INTEREST INCOME:
  Fees for customer services................................................................        885      1,085
  Net gain/(loss) on sales of investments and mortgage-backed securities....................       (146)     1,569
  Net gain on sales of loans................................................................        192         28
  Other.....................................................................................        160        318
                                                                                              ---------  ---------
    Total non-interest income...............................................................      1,091      3,000

NON-INTEREST EXPENSE:
  Compensation and benefits.................................................................      5,133      5,036
  Occupancy.................................................................................      2,058      2,079
  Federal deposit insurance premiums........................................................        148        948
  Marketing.................................................................................        516        457
  Other general and administrative expenses.................................................      3,159      1,872
  Amortization of excess of cost over net assets of acquired association....................         45         23
                                                                                              ---------  ---------
    Total non-interest expense..............................................................     11,059     10,415
                                                                                              ---------  ---------
Income before federal and state income taxes................................................      6,285      7,780
Federal and state income taxes..............................................................      2,201      2,859
                                                                                              ---------  ---------
    Net income..............................................................................  $   4,084  $   4,921
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Primary earnings per share..................................................................  $    0.26  $    0.31
Fully dilutted earnings per share...........................................................  $    0.26  $    0.31
Dividends declared per share................................................................  $    0.10  $    0.08

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1997

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                 COMMON ADDITIONAL       UNREALIZED
                                                                         GAIN (LOSS)
                                   COMMON     ------------------------     ON SEC.
                                    STOCK       STOCK AT      PAID-IN    AVAILABLE-     RETAINED     TREASURY      ESOP
                                   ISSUED       PAR VALUE     CAPITAL     FOR-SALE       INCOME        STOCK      SHARES
                                 -----------  -------------  ---------  -------------  -----------  -----------  ---------
Balance at January 1, 1997.....      19,093     $     191    $ 189,460    $   2,431     $ 130,437    ($ 41,085)  ($  9,611)
Net income for the period......           0             0            0            0         4,084            0           0
Dividends paid.................           0             0            0            0        (1,619)           0           0
Change in unrealized gain
  (loss), net of income taxes,
  on securities
  available-for-sale...........           0             0            0         (681)            0            0           0
Purchase of treasury stock.....           0             0            0            0             0            0           0
Options Exercised..............          31             0          372            0             0            0           0
Tax Benefit from options
  exercised....................           0             0          100            0             0            0           0
ESOP shares earned.............           0             0          334            0             0            0         319
MRP shares forfeited...........           0             0            0            0             0            0           0
Issuance of MRP shares.........           0             0            0            0             0            0           0
MRP shares earned, net.........           0             0            0            0             0            0           0
                                 -----------        -----    ---------       ------    -----------  -----------  ---------
Balance at March 31, 1997......      19,124     $     191    $ 190,266    $   1,750     $ 132,902    ($ 41,085)  ($  9,292)
                                 -----------        -----    ---------       ------    -----------  -----------  ---------
                                 -----------        -----    ---------       ------    -----------  -----------  ---------


                                              TOTAL
                                             STOCK-
                                    MRP     HOLDERS'
                                  SHARES     EQUITY
                                 ---------  ---------
Balance at January 1, 1997.....  ($  3,745) $ 268,078
Net income for the period......          0      4,084
Dividends paid.................          0     (1,619)
Change in unrealized gain
  (loss), net of income taxes,
  on securities
  available-for-sale...........          0       (681)
Purchase of treasury stock.....          0          0
Options Exercised..............          0        372
Tax Benefit from options
  exercised....................          0        100
ESOP shares earned.............          0        653
MRP shares forfeited...........          0          0
Issuance of MRP shares.........          0          0
MRP shares earned, net.........        270        270
                                 ---------  ---------
Balance at March 31, 1997......  ($  3,475) $ 271,257
                                 ---------  ---------
                                 ---------  ---------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
OPERATING ACTIVITIES:
Net income.....................................................................................  $   4,084  $   4,921
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for depreciation...................................................................        695        812
  Provision for loan losses....................................................................        475        800
  Amortization of other intangibles............................................................         29         29
  Amortization of cost over net assets of acquired association.................................         45         23
  Amortization of premiums and discounts.......................................................        350        528
  Amortization of net deferred loan fees.......................................................        (53)      (151)
  Release of ESOP shares.......................................................................        653        451
  Release of MRP shares........................................................................        270        249
  Deferred income taxes........................................................................        100      3,219
  Gain on sale of loans........................................................................       (192)       (28)
  Proceeds from loan sales.....................................................................     27,364      5,402
  Loans originated for sale....................................................................    (37,510)    (8,408)
  Gain (loss) on sale of securities available-for-sale.........................................        146     (1,569)
  (Increase) decrease in interest receivable...................................................         72        432
  Increase in interest payable.................................................................        450        713
  Increase (decrease) in miscellaneous liabilities.............................................     (6,387)    (1,461)
  Other, primarily other assets................................................................      2,577       (212)
                                                                                                 ---------  ---------
      Net cash provided (used) by operating activities.........................................     (6,832)     5,750
INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available-for-sale..............................     29,659     34,132
  Proceeds from maturity and repayment of investment securities available-for-sale.............    114,126     89,720
  Purchases of investment securities available-for-sale........................................   (188,112)  (120,216)
  Repayments of mortgage-backed and related securities available-for-sale......................     32,321     55,427
  Purchases of mortgage-backed and related securities available-for-sale.......................    (44,479)   (54,816)
  Loan principal repayments....................................................................    117,159     73,390
  Loans originated and purchased...............................................................   (134,269)  (192,193)
  Office property and equipment, net...........................................................       (644)      (291)
  Purchase of Federal Home Loan Bank stock.....................................................          0     (1,448)
                                                                                                 ---------  ---------
      Net cash used by investing activities....................................................    (74,239)  (116,295)
FINANCING ACTIVITIES:
  Net decrease in passbook, NOW, and money market deposit accounts.............................         (8)    (6,790)
  Net increase in certificates of deposit......................................................     58,073     73,048
  Proceeds of advances from Federal Home Loan Bank.............................................     25,000     50,000
  Net increase in advance payments by borrowers................................................      1,258      1,264
  Options exercised............................................................................        372          0
  Purchase of treasury stock...................................................................          0    (12,513)
  Dividends paid...............................................................................     (1,618)    (1,381)
                                                                                                 ---------  ---------
      Net cash provided by financing activities................................................     83,077    103,628
                                                                                                 ---------  ---------
      Increase (decrease) in cash and cash equivalents.........................................      2,006     (6,917)
Cash and cash equivalents at beginning of period...............................................     43,298     69,571
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $  45,304  $  62,654
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest on:
  Deposits.....................................................................................  $  19,347  $  16,710
  Borrowings...................................................................................      6,764      3,867
                                                                                                 ---------  ---------
                                                                                                 $  26,111  $  20,577
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Income taxes...................................................................................  $     134  $      40
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Transfer of loans to real estate held for sale.................................................  $      90  $     170
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

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

    The results of operations and other data for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending December 31, 1997.

    The consolidated financial statements include the accounts of Standard Financial, Inc. (the "Company") and its wholly-owned subsidiaries, Standard Federal Bank for savings (the "Bank"), and Capital Equities Corporation, and the Bank's wholly-owned subsidiaries SFB Insurance Agency, Inc., and Standard Financial Mortgage Corporation (the "Mortgage Company")

(2) EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of common shares and equivalents outstanding utilizing the treasury stock method. Stock options and shares granted under the Management Recognition and Retention Plan (the "MRP") represent the common stock equivalents of the Company.

    The weighted average number of common shares and equivalents outstanding for the first quarters of 1997 and 1996 were 15,558,809 and 16,027,852, respectively.

(3) COMMITMENTS

    The Bank had outstanding lending commitments at March 31, 1997 and December 31, 1996 comprised of the following (in thousands):

                                                            MARCH 31, 1997  DECEMBER 31, 1996
                                                            --------------  -----------------
Mortgage loans............................................    $   55,531        $  53,209
Equity lines..............................................         7,763            7,459
                                                                 -------          -------
                                                              $   63,294        $  60,668
                                                                 -------          -------
                                                                 -------          -------

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

(4) LOANS RECEIVABLE

    Loans Receivable at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                    MARCH 31,    DECEMBER 31,
(IN THOUSANDS)                                                         1997          1996
-----------------------------------------------------------------  ------------  ------------
Mortgage loans originated:
  One-to-four family.............................................  $  1,376,450   $1,371,776
  Multifamily....................................................        11,777       12,634
  Commercial.....................................................         7,318        7,322
Mortgage loans and participations purchased, primarily
  one-to-four family.............................................        54,358       57,831
                                                                   ------------  ------------
Total mortgage loans.............................................     1,449,903    1,449,563
Consumer loans...................................................        61,033       35,511
                                                                   ------------  ------------
                                                                      1,510,936    1,485,074
Less:
  Allowance for losses...........................................        (7,400)      (6,988)
  Undisbursed portions of loan proceeds..........................            23         (805)
  Unearned premiums on loans.....................................        10,293       10,130
  Unearned discounts on loans....................................        (1,582)      (1,247)
  Net deferred loan origination fees.............................          (465)        (705)
                                                                   ------------  ------------
Loans receivable, net............................................  $  1,511,805   $1,485,459
                                                                   ------------  ------------
                                                                   ------------  ------------

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

    The Company's primary business is offering residential first mortgage loans and consumer financing and providing conveniently located deposit facilities with transaction, savings and certificate accounts. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in the southwestern and western part of the city of Chicago and neighboring suburbs in Cook and DuPage counties, Illinois. At March 31, 1997, the Bank had fourteen full service offices, three of which are located on the southwest side of the City of Chicago and eleven of which are located in Chicago's western and southwestern suburbs, and two limited service offices.

    Net income declined to $4.1 million, a 16.3% or $0.8 million decrease over the same period in 1996. This equated to $0.26 per share for the first three months of 1997 compared to $0.31 per share for the same period in 1996. Total assets of the organization rose to $2.5 billion at the end of March, 1997. Capital remained strong at $271.3 million at quarter end 1997. The Company paid a cash dividend of ten cents per share during the quarter, up from eight cents per share in each of the quarters of 1996.

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

    Completion of the Transaction is subject to certain conditions, including
(i) approval by the shareholders of the Company, (ii) approval by the Federal Reserve Board, the office of the Comptroller of Currency, the Office of Thrift Supervision and other requisite regulatory authorities, (iii) receipt of opinions of counsel for the Company and for TCF that the Transaction will be treated, for federal income tax purposes, as a tax-free reorganization, and (iv) other conditions to closing customary in transactions of this type.

    If the Reorganization Agreement is terminated under certain circumstances, the Company would be required to pay TCF a cash termination fee of $15 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
  MARCH 31, 1996

GENERAL

    Net income for the quarter ended March 31, 1997, decreased 16.3% to $4.1 million compared to $4.9 million for the quarter ended March 31, 1996. Earnings per share for the 1997 quarter was $0.26 compared to $0.31 in the first quarter of 1996. The weighted average number of common shares and equivalents outstanding for the first quarters of 1997 and 1996 were 15,558,809 and 16,027,852 shares, respectively. Net interest income before provision for loan losses increased $0.7 million or 4.4% to $16.7 million in 1997 compared to $16.0 million in 1996. The provision for loan losses decreased $0.3 million to $0.5 million in 1997 from $0.8 million in 1996. The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing, commitment and origination fees, gains and losses on sale of loans and investments, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Non-interest income decreased by $1.9 million or 63.3% to $1.1 million in 1997 from $3.0 million in 1996. Non-interest expense increased by $0.7 million or 6.7% to $11.1 million in 1997 from $10.4 million in 1996.

INTEREST INCOME

    Total interest income increased $5.5 million or 14.7% to $42.9 million for 1997 from $37.4 million for 1996. The increase in interest income was the result of average earning assets increasing to $2.366 billion in 1997 from $2.059 billion in 1996. Interest income on loans increased $7.6 million or 37.4% to $27.9 million in 1997 from $20.3 million in 1996. The increase was the result of growth in average loans outstanding of $417.7 million or 38.7% from $1.078 billion in 1996 to $1.496 billion in 1997. The yield on the loan portfolio declined from 7.53% in 1996 to 7.41% in 1997. Interest income on mortgage-backed and related securities decreased $2.1 million or 15.3% to $11.6 million in 1997 from $13.7 million in 1996. This decrease was the result of a decrease in average volume of mortgage-backed and related securities from $793.2 million in 1996 to $653.4 million in 1997. Offsetting this was an increase in the portfolio yield from 6.89% in 1996 to 7.09% in 1997. Interest on investment securities decreased by $0.1 million or 3.6% to $2.7 million in 1997 from $2.8 million in 1996. This decrease was the result of a decline in the portfolio yield from 7.73% in 1996 to 6.37% in 1997. This was virtually offset by an increase in the average volume of investment securities from $144.7 million in 1996 to $169.0 million in 1997. Short-term investment interest income remained flat at $0.4 million in 1997 and 1996.

INTEREST EXPENSE

    Total interest expense increased by $4.8 million or 22.4% to $26.2 million in 1997 from $21.4 million in 1996. The increase in interest expense was the result of an increase in the average amount of certificates of deposit to $1.202 billion in 1997 from $1.004 billion in 1996, and growth in borrowings from $258.6 million in 1996 to $402.5 million in 1997. While the actual cost of funds on the various products were lower in 1997 than in 1996, the growth in average volume of these higher costing funds increased the cost of funds from 4.73% in 1996 to 4.92% in 1997.

PROVISION FOR LOAN LOSSES

    The provision for loan losses decreased to $0.5 million in 1997 from $0.8 million in 1996, a decrease of $0.3 million or 37.5%. The allowance for loan losses at March 31, 1997 was $7.4 million or 0.49% of gross loans outstanding, compared to $7.0 million or 0.48% of gross loans outstanding at December 31, 1996.

Based on management's evaluation of the loan portfolio, past loan loss experience and known inherent risks in the portfolio, management believes that the allowance is adequate.

NON-INTEREST INCOME

    Non-interest income decreased $1.9 million to $1.1 million in 1997 from $3.0 million in 1996. The decrease was due to losses of $0.1 million on the sale of securities as compared to a $1.6 million gain from securities sales in 1996. While relatively modest for the first quarter, the Company expects an increase in loan sales in the future due to increased mortgage loan originations which may result in greater fluctuations in non-interest income.

NON-INTEREST EXPENSE

    Non-interest expense increased by $0.7 million or 6.7% to $11.1 million in 1997 from $10.4 million in 1996. Compensation and employee benefits expense increased by $0.1 million to $5.1 million in 1997 from $5.0 million in 1996. The Company accrued $0.7 million in expense relating to the Employee Stock Ownership Plan (the "ESOP") in 1997 as compared to the $0.5 million expended for the ESOP in 1996. Under generally accepted accounting principles ("GAAP"), expense under the ESOP reflects the market value of shares released to participants. The difference between the market value and the cost of shares released, which equaled $0.3 million in 1997, is reflected as an increase in additional paid-in capital.

Occupancy expense remained flat at $2.1 million.

    Federal insurance premiums were $0.1 million in 1997 and $0.9 million in 1996. The decline in this expense was the result of a reduction in rates charged by the Federal Deposit Insurance Corporation (the "FDIC").

    Other general and administrative expenses increased to $3.2 million in 1997 from $1.9 million 1996. The Company incurred non-recurring legal expenses involved with its successful litigation against LaSalle/ Kross Partners L.P. and investment banking fees of $0.9 million.

INCOME TAX EXPENSE

    Income tax expense decreased $0.7 million to $2.2 million in 1997 from $2.9 million in 1996. The effective tax rate for 1997 was 35.0% compared with 36.7% for 1996.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

    At March 31, 1997, total consolidated assets of the Company were $2.5 billion, an increase of $0.1 billion or 4.2% as compared to assets of $2.4 billion at December 31, 1996.

    Cash and cash equivalents increased $2.0 million or 4.6% from $43.3 million at December 31, 1996, to $45.3 million at March 31, 1997.

    Investment securities increased $43.6 million or 28.4% from $153.5 million at December 31, 1996, to $197.1 million at March 31, 1997, as funds received from deposit growth were deployed.

    Mortgage-backed and related securities increased $11.9 million or 1.8% from $651.4 million at December 31, 1996, to $663.3 million at March 31, 1997. Excess funds from deposit growth were used to acquire these securities.

    Loans receivable increased $26.3 million or 1.8% from $1.485 billion at December 31, 1996, to $1.512 billion at March 31, 1997. The increase in loans receivable was due to the expansion of the Company's consumer loan portfolio consisting primarily of indirect auto and home equity loans. During the first quarter of 1997, the Company originated or purchased $171.8 million in loans compared to $200.6 million during the first quarter of 1996. The Company purchases loans from correspondents. Correspondents are mortgage bankers and brokers that originate loans for the Company using rates and underwriting guidelines that the Company sets. The correspondents are paid a fee for loans that are acquired. The Company underwrites all loans and only funds those that meet its underwriting standards. As mortgage loan production grows, the Company will increase the amount of loans sold and will retain the loan servicing to generate additional fee income.

    Deposits increased by $58.5 million or 3.4% from $1.719 billion at December 31, 1996 to $1.778 billion at March 31, 1997. This increase is the result of growth in the certificates of deposit portfolio. The Company continues to utilize various marketing strategies to promote specific deposit products and to acquire or expand targeted customer deposits.

    Borrowings increased 6.5% to $410.0 million at March 31, 1997, from $385.0 million at December 31, 1996. The Company's increased borrowings from the Federal Home Loan Bank (the "FHLB") were utilized to fund the growth of loans.

INTEREST RATE SENSITIVITY

    The Company manages its exposure to interest rate risk by emphasizing the origination or purchase of adjustable rate mortgages ("ARM") loans and mortgage-backed securities and the purchase of investments with a short term to maturity for its portfolio. The Company also seeks to match the maturities of assets with deposits and FHLB. Management believes that investing in ARM loans and mortgage-backed securities, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances long-term profitability. The Company's portfolio of mortgage-backed and related securities has net unamortized premiums of $4.9 million. If prepayments accelerate, the amortization of the premium will increase and lower the net yield of the securities over its remaining life. The majority of the collateralized mortgage obligation ("CMO") portfolio was purchased at a discount and therefore does not have the risk of acceleration of premium amortization.

    At March 31, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $281.0 million. This represented a negative cumulative one year gap ratio of 11.29%. Thus, during periods of falling interest rates, it is expected that the cost of interest-bearing liabilities would fall more quickly than the yield on interest-earning assets, which would positively affect net interest income. In periods of rising interest rates, the opposite affect on net interest income is expected. The Company's one-year gap ratio at December 31, 1996, was a negative 7.86%.

    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans and mortgage-backed and related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of ARM loans and mortgage-backed and related securities in the Company's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
   INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES RATE SENSITIVITY
                                 MARCH 31, 1997

                                                                     MORE THAN    MORE THAN
                                             WITHIN      FOUR TO     ONE YEAR    THREE YEARS
                                             THREE       TWELVE      TO THREE      TO FIVE    OVER FIVE
                                             MONTHS      MONTHS        YEARS        YEARS       YEARS       TOTAL
                                           ----------  -----------  -----------  -----------  ----------  ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets (1):
Mortgage loans (2):
  Fixed..................................  $    6,044  $    18,112  $    48,974   $  51,975   $   64,502  $  189,607
  Variable...............................      45,802      141,559      450,879     596,228       34,539   1,269,007
Consumer loans (2).......................         415        1,299        7,155      39,912       12,252      61,033
Mortgage-backed and related securities:
  Fixed..................................         657        1,971        5,276       5,315        7,076      20,295
  Variable...............................     287,913      258,256       73,024      23,809            0     643,002
Investment securities and other assets
  (3)....................................     157,794        5,544       21,125      59,981          539     244,983
                                           ----------  -----------  -----------  -----------  ----------  ----------
      Total..............................     498,625      426,741      606,433     777,220      118,908   2,427,927

Interest-bearing liabilities:
Deposits (4):
  Now accounts...........................       4,261       12,783       34,088      34,088       16,840     102,060
  Passbook savings accounts..............      14,718       44,153      117,742     117,742       58,166     352,521
  Money market deposit accounts..........      74,270            0            0           0            0      74,270
  Certificates of deposit................     268,998      787,144      154,879      19,556          287   1,230,864
Borrowings (5)...........................           0            0      225,000     160,000       25,000     410,000
                                           ----------  -----------  -----------  -----------  ----------  ----------
      Total..............................     362,247      844,080      531,709     331,386      100,293   2,169,715
                                           ----------  -----------  -----------  -----------  ----------  ----------

Excess(deficiency) of interest-earning
  assets over interest-bearing
  liabilities............................  $  136,378  $  (417,339) $    74,724   $ 445,834   $   18,615  $  258,212
                                           ----------  -----------  -----------  -----------  ----------  ----------
                                           ----------  -----------  -----------  -----------  ----------  ----------
Cumulative excess(deficiency) of
  interest-earning assets over
  interest-bearing liabilities...........  $  136,378  $  (280,961) $  (206,237)  $ 239,597   $  258,212
                                           ----------  -----------  -----------  -----------  ----------
                                           ----------  -----------  -----------  -----------  ----------
Cumulative excess(deficiency) of
  interest-earning assets over
  interest-bearing liabilities as a % of
  total assets...........................        5.48%      -11.29%       -8.29%       9.63%       10.37%

------------------------

(1) Adjustable and floating rate assets are included in the earlier of the period in which interest rates are next scheduled to adjust or the period in which they are due, and fixed rate assets are included in the periods in which they are scheduled to be repaid based on scheduled amortization. For fixed rate mortgage loans and mortgage-backed and related securities, an annual prepayment rate of 13% was used, which management believes accurately reflects the Company's historical experiences.

(2) Balances have been increased for unamortized premiums and reduced for unearned discounts.

(3) Amounts shown reflect the repricing of inverse floating rate securities during the indicated period. Such securities have rates which reset in the opposite direction of interest rates and thus are reflected as a reduction in total assets repricing in that period. When inverse floating rate securities mature, the amount shown for such period reflects the principal amount of such security plus the negative effect of repricing in prior periods. Balances have been reduced for discounts.

(4) Although the Company's NOW accounts and passbook savings accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts and passbook savings accounts are assumed to be withdrawn at annual rates of 16.7%, which management believes accurately reflects the Company's expected historical experience. If all of the Company's NOW accounts and passbook savings accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $659.6 million or 26.50% of total assets.

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

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                             NON-PERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,
                                                      1997          1996          1996         1996        1996
                                                   -----------  ------------  -------------  ---------  -----------
Non-accrual mortgage loans.......................   $   5,258    $    4,362     $   3,649    $   2,556   $   2,417
Non-accrual consumer loans.......................          24             0             0          358         367
                                                   -----------  ------------  -------------  ---------  -----------
Total non-performing loans.......................       5,282         4,362         3,649        2,914       2,784
Net real estate held for sale....................         160            70            70            0         170
Non-accrual mortgage-backed and related
  securities.....................................      10,386        11,138        12,123        7,373       7,877
                                                   -----------  ------------  -------------  ---------  -----------
Total non-performing assets......................   $  15,828    $   15,570     $  15,842    $  10,287   $  10,831
                                                   -----------  ------------  -------------  ---------  -----------
                                                   -----------  ------------  -------------  ---------  -----------
Allowance for loan losses........................   $   7,401    $    6,988     $   6,559    $   6,218   $   5,589
Total non-performing assets to total assets......        0.64%         0.65%         0.68%        0.45%       0.50%
Total non-performing loans to gross loans........        0.35%         0.30%         0.26%        0.22%       0.24%
Allowance for loan losses to total non-performing
  loans..........................................      140.12%       160.20%       179.75%      213.38%     200.75%
Total non-performing mortgage-backed and related
  securities to gross mortgage-backed and related
  securities.....................................        1.57%         1.71%         1.76%        1.01%       0.99%

AVERAGE BALANCE SHEET

    The following table sets forth certain information relating to the Company's consolidated average statements of condition and the consolidated statements of income for the periods indicated and reflects the average yield on assets and average cost of liabilities for those periods. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived principally from average daily balances and include non-accruing loans. The yields and costs include fees which are considered adjustments to yields. Interest income on non-accruing loans is reflected in the period it is collected and not in the period it is earned. In the opinion of management, such amounts are not material to net interest income or net change in net interest income in any period. Non-accrual loans are included in the average balances and do not have a material effect on the average yield.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                              NET INTEREST MARGIN
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                1997                                        1996
                                           ----------------------------------------------  --------------------------------------
                                             AVERAGE                           AVERAGE       AVERAGE                   AVERAGE
  (DOLLARS IN THOUSANDS)                     BALANCE         INTEREST        YIELD/COST      BALANCE     INTEREST    YIELD/COST
-----------------------------------------  ------------  -----------------  -------------  ------------  ---------  -------------
ASSETS:
Interest-earning assets:
  Short term investments.................  $     27,200      $     374             5.50%   $     29,470  $     402         5.46%
  Investment securities..................       169,042          2,692             6.37%        144,749      2,799         7.73%
  Mortgage-backed and related
  securities.............................       653,370         11,586             7.09%        793,237     13,660         6.89%
  Loans receivable.......................     1,504,549         27,885             7.41%      1,078,118     20,303         7.53%
  Investment in Federal Home Loan Bank
  stock..................................        20,500            342             6.67%         13,278        224         6.75%
                                           ------------        -------              ---    ------------  ---------          ---
      Total interest-earning assets......     2,374,661         42,879             7.22%      2,058,852     37,388         7.26%
Non-interest-earning assets..............        58,145                                          59,959
                                           ------------                                    ------------
      Total assets.......................  $  2,432,806                                    $  2,118,811
                                           ------------                                    ------------
                                           ------------                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  NOW accounts...........................  $    101,433      $     514             2.03%   $     98,495  $     499         2.03%
  Money market deposit accounts..........        73,270            577             3.15%         80,775        631         3.12%
  Passbook savings accounts..............       347,826          2,200             2.53%        367,523      2,300         2.50%
  Certificates of deposit................     1,201,827         16,712             5.56%      1,003,641     13,993         5.58%
  Borrowings.............................       402,488          6,148             6.11%        258,626      3,970         6.14%
                                           ------------        -------              ---    ------------  ---------          ---
      Total interest-bearing
        liabilities......................     2,126,844         26,151             4.92%      1,809,060     21,393         4.73%
Non-interest-bearing liabilities.........        36,569                                          35,564
                                           ------------                                    ------------
      Total liabilities..................     2,163,413                                       1,844,624
Stockholders' equity.....................       269,393                                         274,187
                                           ------------                                    ------------
      Total liabilities and stockholders'
        equity...........................  $  2,432,806                                    $  2,118,811
                                           ------------                                    ------------
                                           ------------                                    ------------
Net interest income before provision for
  loan losses............................                    $  16,728             2.30%                 $  15,995         2.53%
                                                               -------              ---                  ---------          ---
                                                               -------              ---                  ---------          ---
Net yield on earning assets..............                                          2.82%                                   3.11%
Ratio of interest-earning assets to
  interest-bearing liabilities...........                                          1.12x                                   1.14x

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                              NET INTEREST MARGIN
                               AT MARCH 31, 1997

(DOLLARS IN THOUSANDS)                                                                      BALANCE      YIELD/COST
----------------------------------------------------------------------------------------  ------------  -------------
ASSETS:
Interest-earning assets:
    Short term investments..............................................................  $     27,375         5.50%
    Investment securities...............................................................       197,108         6.24%
    Mortgage-backed and related securities..............................................       663,297         7.10%
    Loans receivable....................................................................     1,519,647         7.46%
    Investment in Federal Home Loan Bank stock..........................................        20,500         6.75%
                                                                                          ------------          ---
      Total interest-earning assets.....................................................     2,427,927         7.23%
Non-interest-earning assets.............................................................        60,927
                                                                                          ------------
      Total assets......................................................................  $  2,488,854
                                                                                          ------------
                                                                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    NOW accounts........................................................................  $    102,060         2.10%
    Money market deposit accounts.......................................................        74,270         3.15%
    Passbook savings accounts...........................................................       352,521         2.53%
    Certificates of deposit.............................................................     1,230,864         5.56%
    Borrowings..........................................................................       410,000         6.11%
                                                                                          ------------          ---
      Total interest-bearing liabilities................................................     2,169,715         4.93%
Non-interest-bearing liabilities........................................................        47,882
                                                                                          ------------
      Total liabilities.................................................................     2,217,597
Stockholders' equity....................................................................       271,257
                                                                                          ------------
      Total liabilities and stockholders' equity........................................  $  2,488,854
                                                                                          ------------
                                                                                          ------------
Net interest income before provision for loan losses....................................                       2.30%
                                                                                                                ---
                                                                                                                ---

CAPITAL COMPLIANCE

    Office of Thrift Supervision (the "OTS") regulations require the Bank to comply with the following minimum capital standards: a leverage (or core capital) requirement consisting of a minimum ratio of core capital (which, as defined by the OTS, is comprised primarily of stockholders' equity) to total assets of 3.00%; a tangible capital requirement consisting of a minimum ratio of tangible capital (defined as core capital minus all intangible assets other than a specified amount of purchased mortgage servicing rights) to total assets of 1.50%; and a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8.00%, with at least 50% of total capital consisting of core capital.

    At March 31, 1997, the Bank exceeded all regulatory minimum capital requirements. The following table sets forth information relating to the Bank's regulatory capital compliance at that date.

                                                                                                              EXCESS OF
                                                                 REGULATORY              ACTUAL BANK         BANK ACTUAL
                                                                REQUIREMENTS               CAPITAL          CAPITAL OVER
                                                           ----------------------  -----------------------   REGULATORY
                                                            AMOUNT      PERCENT      AMOUNT      PERCENT    REQUIREMENTS
                                                           ---------  -----------  ----------  -----------  -------------
Risk-based...............................................  $  82,591        8.00%  $  210,890       20.43%   $   128,299
Leverage (core)..........................................     72,992        3.00      203,489        8.36        130,497
Tangible.................................................     36,490        1.50      203,102        8.35        166,612

    The capital requirements described above are minimum requirements. Higher capital requirements will be required by the OTS if warranted by the particular circumstances or risk profile of an individual institution. For example, OTS regulations provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks. Further, the OTS may require an institution to maintain additional capital to account for its interest rate risk ("IRR") exposure. Under OTS regulations, the OTS quantifies each institution's level of IRR exposure based on data reported by the institution to the OTS, using a model designed to measure the change in the net present value of the institution's assets, liabilities and off-balance sheet positions resulting from a hypothetical 200 basis point increase or decrease in interest rates. IRR exposure, as measured by the OTS, is used as the basis for determining whether the institution must hold additional risk-based capital to account for IRR. The Bank has not been required by OTS to maintain capital in excess of the minimum regulatory requirements set forth above.

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

    The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposits plus short-term borrowings as defined by the OTS regulations. This requirement which may vary at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Bank's liquidity ratios were 10.30% at March 31, 1997 and 7.46% at December 31, 1996. The Bank's short-term liquidity ratios were 6.66% at March 31, 1997 and 4.50% at December 31, 1996. Excess funds are generally invested in high quality, short-term marketable investments and federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of advances from the Company, the FHLB, and other commercial banking sources.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided (used) by operating activities, consisting of the results of operations of the Company, adjusted primarily for non-cash amortization of expenses and changes in assets and liabilities were ($6.8) million and $5.8 million for the first three months of 1997 and 1996, respectively. Net cash used in investing activities, consisting of purchases and maturities of investments, changes in the level of mortgage loans, and payment for property and equipment, were $74.2 million and $116.3 million for the first three months of 1997 and 1996, respectively. Net cash provided by financing activities, consisting primarily of changes in deposit and escrow accounts and changes in borrowed funds, were $83.1 million and $103.6 million for the first three months of 1997 and 1996, respectively.

    At March 31, 1997, the Company had outstanding loan commitments of $63.3 million and anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1997, totaled $1.056 billion. Management believes that a significant portion of such deposits will remain with the Company based upon prior experience with such deposits.

RECENT REGULATORY DEVELOPMENTS

    Legislation has been introduced in the Congress that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national bank or to a state bank or state thrift. One of the pending bills would require the conversion to occur by January 1, 1998 while the other would require conversion by June 30, 1998. Under the proposed legislation, state thrift institutions would be regulated for purposes of federal law as state banks. The bills would allow a converting federal thrift to retain nonconforming investments and activities for a period of two years following conversion subject to extension by the converted bank's primary federal regulator for up to two additional one year periods). The pending legislation would allow savings and loan holding companies that become bank holding companies as a result of a charter conversion pursuant to the legislation to continue to engage in any activity in which they are currently allowed to engage, provided that they remain "qualified bank holding companies." In order to be deemed a qualified bank holding company, each depository institution subsidiary of the holding company that was previously a thrift institution must continue to satisfy the qualified thrift lender test and comply with all other investment limitations to which the institution was subject as a thrift institution. Further, the proposed legislation imposes certain restrictions on the ability of a qualified bank holding company to acquire other depository institutions or to be acquired. If a savings and loan holding company failed to remain a qualified bank holding company, the company would become subject to all of the nonbanking activities restrictions generally applicable to bank holding companies.

    The Congress is also considering legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

    At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report may contain certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal polices of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, polices and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES
                           PART II--OTHER INFORMATION

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

    None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

11.1       Statement Re Computation of Per Share Earnings

27.1       Financial Data Schedule

    (b) Reports on Form 8-K

    On January 28, 1997, the Company filed a Form 8-K to report under item 5 of the Form 8-K certain information regarding the Company's 1997 annual meeting of stockholders.

    On March 16, 1997, the Company filed a Form 8-K to report under Item 5 of the Form 8-K that the Company has entered into an Agreement and Plan of Reorganization with TCF Financial Corp (the "Agreement"). Under Item 7 of the Form 8-K, Exhibit 2.1 set forth a copy of the Agreement, and Exhibit 99.1 set forth a copy of a press release, dated March 17, 1997, announcing the execution of the Agreement.