Form 10-K/A
period 1996-12-31
STANDARD FINANCIAL INC
filed 1997-07-16
CIK 920603

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A

                               ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                       COMMISSION FILE NUMBER 0-24082

                          STANDARD FINANCIAL, INC.
           (Exact name of registrant as specified in its charter)

          DELAWARE                             36-3941870
    (State of incorporation)                (I.R.S. Employer
                                             Identification No.)

         800 BURR RIDGE PARKWAY
          BURR RIDGE, ILLINOIS                       60521
        (Address of principal                     (Zip Code)
         executive offices)

                               (630) 986-4900
            (Registrant's telephone number, including area code)

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

                       Yes     x      No

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
          III of this Form 10-K or any amendment to this Form 10-K.  ( )

          Based upon the closing price of the Registrant s stock as of July 11, 1997, the aggregate value of the voting stock held by non-affiliates of the Registrant is $401.2 million.

       Number of shares of common stock, par value $0.01, outstanding as of July 11, 1997: 16,210,435

          Documents incorporated by reference: portions of the 1996 Annual Report to Stockholders (Part I and Part III).




               Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to read in their entirety as set forth below:

                                   PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.

               (a)(1)    The following consolidated financial
          statements of the Registrant and its subsidiaries included in the Registrant's 1996 Annual Report to Stockholders, together with the report therein of Ernst & Young LLP, dated January 27, 1997, are incorporated herein by reference:

               Consolidated Statements of Condition as of December 31, 1996 and 1995;

               Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994;

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994;

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; and

               Notes to Consolidated Financial Statements.

          The remaining information appearing in the Registrant's
          1996 Annual Report to Stockholders is not deemed to be filed as a part of this Report, except as expressly provided herein.

               (a)(2) All schedules are omitted because they are not required or are not applicable or the required information is shown on the consolidated financial statements or notes thereto which have been incorporate by reference herein.

               (a)(3)    The exhibits listed on the attached
          Exhibit Index are either filed as part of this Report or are already on file with the SEC and are incorporated by reference herein.

               (b) The Registrant filed a Current Report on Form 8-K on November 25, 1996 to report under Item 5 that the Registrant's Board of Directors had approved certain amendments to the Registrant's Bylaws. Under Item 7 of such Form 8-K, the Registrant filed as exhibits copies of such amendments to the Registrant's Bylaws and a copy of the press release announcing the amendments.

               (c) Exhibits to this Form 10-K are either filed as part of this Report or are incorporated herein by reference.

               (d)  Not applicable.



                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          July 16, 1997                      STANDARD FINANCIAL, INC.

                                        By   /s/ RANDALL R. SCHWARTZ
                                             Randall R. Schwartz
                                             Vice President and General
                                             Counsel

               Pursuant to the requirements of the Securities
          Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

          July 16, 1997                      STANDARD FINANCIAL, INC.

                                        By   /s/ RANDALL R. SCHWARTZ
                                             Randall R. Schwartz
                                             Vice President and General
                                             Counsel


                                EXHIBIT INDEX

          EXHIBIT
          NUMBER                   EXHIBIT DESCRIPTION

          2.1 Amended Plan of Conversion of Standard Federal Bank for savings (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          3.2*           Bylaws of Registrant, as amended

          4.1 Specimen of Stock Certificate of Standard Financial, Inc. (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          4.2 Specimen of Stock Certificate of Standard Federal Bank for savings (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.1 Standard Federal Bank for savings Employee Stock Ownership Plan and Trust (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, No. 0-24082)

          10.2 Credit Agreement by and between Standard Federal Bank for savings Employee Stock Ownership Trust and Registrant (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.2-A First Amendment to Loan and Security Agreement dated and effective as of November 30, 1994, by and between Harris Bank Palatine, N.A. (formerly known as Suburban National Bank of Palatine), not individually but solely as Trustee under the Standard Federal Bank for savings Employee Stock Ownership Plan and Trust effective June 22, 1994 and
                         Registrant (incorporated by reference
                         to Registrant's Annual Report on Form
                         10-K for the fiscal year ended
                         December 31, 1994, No. 0-24082)

          10.2-B Second Amendment to Loan and Security Agreement dated and effective as of December 30, 1994, by and between Harris Bank Palatine, N.A. (formerly known as Suburban National Bank of Palatine), not individually but solely as Trustee under the Standard Federal Bank for savings Employee Stock Ownership Plan and Trust effective June 22, 1994 and
                         Registrant (incorporated by reference
                         to Registrant's Annual Report on Form
                         10-K for the fiscal year ended
                         December 31, 1994, No. 0-24082)

          10.3 Standard Financial, Inc. Management Recognition and Retention Plan (incorporated herein by reference to Registrant's registration statement on Form S-1 (File No. 33-76596), as amended)

          10.3-A Revised form of Standard Financial, Inc. Management Recognition and Retention Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-24082)

          10.4 Standard Financial, Inc. Stock Option Plan (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.4-A Revised form of Standard Financial, Inc. Stock Option Plan (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-24082)

          10.5 Standard Financial, Inc. Stock Option Plan for Outside Directors (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.5-A Revised form of Standard Financial, Inc. Stock Option Plan for Outside Directors (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, No. 0-24082)

          10.6 Form of Employment Agreement between Standard Federal Bank for savings and executive officer (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.6-A         Form of Employment Agreement by and
                         between Registrant, Standard Federal
                         Bank for savings and David H.
                         Mackiewich, as amended through
                         October 16, 1996

          10.6-B Form of Employment Agreement by and between Registrant, Standard Federal Bank for savings and Thomas M. Ryan, as amended through October 16, 1996

          10.7 Form of Change in Control Agreement between Standard Federal Bank for savings and executive officer (incorporated herein by reference to Registrant s registration statement on Form S-1 (File No. 33-76596), as amended)

          10.7-A         Form of Change in Control Agreement
                         between Registrant and David H.
                         Mackiewich, dated October 16, 1996

          10.7-B         Form of Change in Control Agreement
                         between Registrant and Thomas M.
                         Ryan, dated October 16, 1996

          10.7-C         Form of Change in Control Agreement
                         between Registrant and Kurtis D.
                         Mackiewich, as amended through
                         October 16, 1996

          10.7-D         Form of Change in Control Agreement
                         between Registrant and Ruta M.
                         Staniulis, as amended through October
                         16, 1996

          10.7-E         Form of Change in Control Agreement
                         between Registrant and Leonard A.
                         Metheny, as amended through October
                         16, 1996

          10.7-F         Form of Change in Control Agreement
                         between Registrant and Randall R.
                         Schwartz, as amended through October
                         16, 1996

          10.7-G         Form of Change in Control Agreement
                         between Registrant and James Chippas,
                         dated October 16, 1996

          10.7-H Form of Amendment to Change In Control Agreement between Standard Financial Mortgage Corporation, the Registrant and Robert R. Harring, III, effective July 18, 1996


          10.7-I Form of Amendment to Change In Control Agreement between Standard Financial Mortgage Corporation, the Registrant and Robert R. Harring, III, effective September 26, 1996

          10.8           Standard Federal Bank for savings
                         Severance Compensation Plan (incorporated herein by reference to Registrant s registration statement on Form S-1 (File
                         No. 33-76596), as amended)

          11.1*          Statement RE Computation of Per Share
                         Earnings

          13.1 Portions of Company s 1996 Annual Report to Stockholders (incorporated by reference to Registrant's 1996 Annual Report to Stockholders, filed March 27, 1997, No. 0-24082)

          21.1 Subsidiaries of the Company (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
                         December 31, 1995, No. 0-24082)

          23.1           Consent of Ernst & Young LLP

          27.1*          Financial Data Schedule

          ___________________

          * Indicates that exhibit was previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and is not being filed with this Form 10-K/A.