Form 10-Q
period 1997-06-30
STANDARD FINANCIAL INC
filed 1997-08-13
CIK 920603

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        (1)  Yes _X_            No ____
                        (2)  Yes _X_            No ____

    The number of shares outstanding of each of the issuer's classes of common stock was 16,210,435 shares of common stock, $0.01 par value, as of July 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Condition as of June 30, 1997
            (unaudited) and December 31, 1996.............................    2

          Consolidated Statements of Income for the Three Months and Six
            Months Ended June 30, 1997 and 1996 (unaudited)...............    3

          Consolidated Statement of Stockholders' Equity for the Six
            Months Ended June 30, 1997 (unaudited)........................    4

          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1997 and 1996 (unaudited)............................    5

          Notes to Consolidated Financial Statements (unaudited)..........    6

Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................    7

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings...............................................   22

Item 2    Changes in Securities...........................................   22

Item 3    Defaults upon Senior Securities.................................   22

Item 4    Submission of Matters to a Vote of Security Holders.............   22

Item 5    Other Information...............................................   22

Item 6    Exhibits and Reports on Form 8-K................................   22

          Signature Page..................................................   24

PART 1--FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       (UNAUDITED)    (AUDITED)
                                                                                       ------------  ------------
ASSETS:
Cash.................................................................................  $     24,306   $   17,464
Interest-bearing deposits at depository institutions.................................        56,639       25,834
                                                                                       ------------  ------------
  Cash and cash equivalents..........................................................        80,945       43,298
Investment securities................................................................       204,152      153,501
Mortgage-backed and related securities...............................................       642,890      651,443
Loans receivable, net................................................................     1,570,906    1,485,459
Real estate held for sale............................................................           120           70
Investment in Federal Home Loan Bank stock...........................................        21,693       20,500
Office properties and equipment......................................................        27,685       27,267
Accrued interest receivable..........................................................        15,613       15,015
Other assets.........................................................................        10,253        8,236
Excess of cost over net assets of acquired association, less accumulated
 amortization........................................................................           418          432
                                                                                       ------------  ------------
      Total assets...................................................................  $  2,574,675   $2,405,221
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits.............................................................................  $  1,834,879   $1,719,300
Advances from Federal Home Loan Bank of Chicago......................................       434,000      385,000
Advance payments by borrowers for taxes and insurance................................        13,438       11,470
Federal & state income taxes payable.................................................         2,504        1,270
Miscellaneous liabilities............................................................        12,540       20,103
                                                                                       ------------  ------------
      Total liabilities..............................................................     2,297,361    2,137,143

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none outstanding......             0            0
Common stock, $0.01 par value; 25,000,000 shares authorized, 19,129,785 shares issued, 16,210,435 shares outstanding at June 30, 1997; and 25,000,000 shares
 authorized, 19,092,585 shares issued, 16,173,235 outstanding at December 31, 1996...           191          191
Additional paid-in capital...........................................................       190,799      189,460
Unrealized gain, net of income taxes, on securities available-for-sale...............         3,497        2,431
Retained income......................................................................       136,094      130,437
Treasury stock, at cost (2,919,350 shares at June 30, 1997; 2,919,350 shares at
 December 31, 1996)..................................................................       (41,085)     (41,085)
ESOP shares..........................................................................        (8,976)      (9,611)
MRP shares...........................................................................        (3,206)      (3,745)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       277,314      268,078
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................  $  2,574,675   $2,405,221
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
INTEREST INCOME:
Loans.................................................................  $  27,844  $  22,583  $  55,729  $  42,886
Mortgage-backed and related securities................................     12,166     13,654     23,752     27,314
Investment securities and interest-bearing deposits...................      3,825      2,316      7,233      5,741
                                                                        ---------  ---------  ---------  ---------
      Total interest income...........................................     43,835     38,553     86,714     75,941

INTEREST EXPENSE:
Deposits..............................................................     20,948     18,197     40,951     35,620
Borrowings............................................................      6,643      4,688     12,791      8,658
                                                                        ---------  ---------  ---------  ---------
      Total interest expense..........................................     27,591     22,885     53,742     44,278
                                                                        ---------  ---------  ---------  ---------
Net interest income before provision for loan losses..................     16,244     15,668     32,972     31,663
Provision for loan losses.............................................        450        800        925      1,600
                                                                        ---------  ---------  ---------  ---------
Net interest income after provision for loan losses...................     15,794     14,868     32,047     30,063

NON-INTEREST INCOME:
Fees for customer services............................................        958      1,141      1,843      2,226
Net gain(loss) on sales of investments and mortgage-backed
 securities...........................................................          0         22       (146)     1,591
Net gain on sales of loans............................................        254         42        446         70
Other.................................................................        198        237        358        555
                                                                        ---------  ---------  ---------  ---------
      Total non-interest income.......................................      1,410      1,442      2,501      4,442

NON-INTEREST EXPENSE:
Compensation and benefits.............................................      5,370      4,912     10,503      9,948
Occupancy.............................................................      2,182      2,108      4,240      4,187
Federal deposit insurance premiums....................................        373        967        521      1,915
Marketing.............................................................        518        461      1,034        918
Other general and administrative expenses.............................      1,238      1,777      4,397      3,649
Amortization of excess of cost over net assets of acquired
 association..........................................................         26         22         71         45
                                                                        ---------  ---------  ---------  ---------
      Total non-interest expense......................................      9,707     10,247     20,766     20,662
                                                                        ---------  ---------  ---------  ---------
Income before federal and state income taxes..........................      7,497      6,063     13,782     13,843
Federal and state income taxes........................................      2,685      2,245      4,886      5,104
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   4,812  $   3,818  $   8,896  $   8,739
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Primary earnings per share............................................  $    0.31  $    0.25  $    0.57  $    0.56
Fully diluted earnings per share......................................  $    0.30  $    0.24  $    0.56  $    0.55
Dividends declared per share..........................................  $    0.10  $    0.08  $    0.20  $    0.16

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           UNREALIZED
                                                                              GAIN
                                    COMMON                    ADDITIONAL     ON SEC.
                                     STOCK     COMMON STOCK     PAID-IN    AVAILABLE-    RETAINED     TREASURY      ESOP
                                    ISSUED     AT PAR VALUE     CAPITAL     FOR-SALE      INCOME        STOCK      SHARES
                                  -----------  -------------  -----------  -----------  -----------  -----------  ---------
Balance at January 1, 1997......      19,093     $     191     $ 189,460    $   2,431    $ 130,437    $ (41,085)  $  (9,611)
Net income for the period.......           0             0             0            0        8,896            0           0
Dividends paid..................           0             0             0            0       (3,239)           0           0
Change in unrealized gain, net
  of income taxes, on securities
  available-for-sale............           0             0             0        1,066            0            0           0
Options exercised...............          37             0           446            0            0            0           0
Tax Benefit from options
  exercise......................           0             0           131            0            0            0           0
ESOP shares earned..............           0             0           762            0            0            0         635
MRP shares earned, net..........           0             0             0            0            0            0           0
                                  -----------        -----    -----------  -----------  -----------  -----------  ---------
Balance at June 30, 1997........      19,130     $     191     $ 190,799    $   3,497    $ 136,094    $ (41,085)  $  (8,976)
                                  -----------        -----    -----------  -----------  -----------  -----------  ---------
                                  -----------        -----    -----------  -----------  -----------  -----------  ---------


                                                 TOTAL
                                     MRP     STOCKHOLDERS'
                                   SHARES       EQUITY
                                  ---------  -------------
Balance at January 1, 1997......  $  (3,745)   $ 268,078
Net income for the period.......          0        8,896
Dividends paid..................          0       (3,239)
Change in unrealized gain, net
  of income taxes, on securities
  available-for-sale............          0        1,066
Options exercised...............          0          446
Tax Benefit from options
  exercise......................          0          131
ESOP shares earned..............          0        1,397
MRP shares earned, net..........        539          539
                                  ---------  -------------
Balance at June 30, 1997........  $  (3,206)   $ 277,314
                                  ---------  -------------
                                  ---------  -------------

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
OPERATING ACTIVITIES:
Net income..........................................................................  $       8,896  $       8,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation..........................................................          1,432          1,642
Provision for loan losses...........................................................            925          1,600
Amortization of other intangibles...................................................             58             58
Amortization of cost over net assets of acquired association........................             71             45
Amortization of premiums and discounts..............................................           (698)           814
Amortization of net deferred loan fees..............................................           (105)          (325)
Release of ESOP shares..............................................................          1,397            941
Release of MRP shares...............................................................            539            515
Deferred income taxes...............................................................           (915)           398
Gain on sale of loans...............................................................           (446)           (70)
Proceeds from loan sales............................................................         47,190         39,991
Loans originated for sale...........................................................        (58,222)        (8,522)
(Gain) loss on sale of securities available-for-sale................................            146         (1,591)
Proceeds from sale of other real estate.............................................             84              0
Gain on sale of other real estate...................................................            (14)             0
Increase in interest receivable.....................................................           (598)          (796)
Increase in interest payable........................................................            747          1,231
Decrease in miscellaneous liabilities...............................................         (7,563)          (248)
Other, primarily other assets.......................................................            484         (1,182)
                                                                                      -------------  -------------
    Net cash (used) provided by operating activities................................         (6,592)        43,240

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale.....................         29,659         74,269
Proceeds from maturity and repayment of investment securities available-for-sale....        289,367        188,859
Purchases of investment securities available-for-sale...............................       (368,330)      (265,639)
Repayments of mortgage-backed and related securities available-for-sale.............         75,608        126,172
Purchases of mortgage-backed and related securities available-for-sale..............        (65,812)       (59,825)
Loan principal repayments...........................................................        186,304        123,088
Loans originated and purchased......................................................       (262,409)      (436,015)
Office property and equipment, net..................................................         (1,906)        (1,664)
Purchase of Federal Home Loan Bank stock............................................         (1,193)        (5,725)
                                                                                      -------------  -------------
    Net cash used by investing activities...........................................       (118,712)      (256,480)

FINANCING ACTIVITIES:
Net (decrease) increase in passbook, NOW, and money market deposit accounts.........         (5,710)        11,983
Net increase in certificates of deposit.............................................        120,543        119,109
Premium paid on purchased deposits..................................................            (57)          (454)
Proceeds of advances from Federal Home Loan Bank....................................         49,000         87,000
Repayments of advances from Federal Home Loan Bank..................................              0        (12,000)
Net increase in advance payments by borrowers.......................................          1,968          3,137
Options exercised...................................................................            446            207
Purchase of treasury stock..........................................................              0        (17,874)
Dividends paid......................................................................         (3,239)        (2,715)
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................        162,951        188,393
                                                                                      -------------  -------------
    Increase (decrease) in cash and cash equivalents................................         37,647        (24,847)
Cash and cash equivalents at beginning of period....................................         43,298         69,571
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $      80,945  $      44,724
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for interest on:
Deposits............................................................................  $      40,204  $      34,389
Borrowings..........................................................................         12,630          8,447
                                                                                      -------------  -------------
                                                                                      $      52,834  $      42,836
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Income taxes........................................................................  $       3,652  $       5,080
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Transfer of loans to real estate held for sale......................................  $         120  $         170
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    The results of operations and other data for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

    The weighted average number of common shares and equivalents outstanding for the second quarters of 1997 and 1996 were 15,741,202 and 15,527,024, respectively. The weighted average number of common shares and equivalents outstanding for the first six months of 1997 and 1996 were 15,656,221 and 15,778,257 respectively.

(3)  COMMITMENTS

    The Bank had outstanding lending commitments at June 30, 1997 and December 31, 1996 comprised of the following (in thousands):

                                                              JUNE 30, 1997  DECEMBER 31, 1996
                                                              -------------  -----------------
Mortgage loans..............................................   $    68,436       $  53,209
Equity lines................................................         8,576           7,459
                                                              -------------        -------
                                                               $    77,012       $  60,668
                                                              -------------        -------
                                                              -------------        -------

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

(4)  LOANS RECEIVABLE

    Loans receivable at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                         (IN THOUSANDS)
Loans held for sale..............................................  $     29,950   $   18,918
Mortgage loans originated:
  One-to-four family.............................................     1,394,535    1,361,741
  Multifamily....................................................        11,556       12,634
  Commercial.....................................................         7,722        7,322
Mortgage loans and participations purchased, primarily
  one-to-four family.............................................        50,763       57,831
                                                                   ------------  ------------
Total mortgage loans.............................................     1,494,526    1,458,446
Consumer loans...................................................        84,428       35,511
                                                                   ------------  ------------
      Loans receivable, gross....................................     1,578,954    1,493,957
Less:
  Allowance for losses...........................................        (7,825)      (6,988)
  Undisbursed portions of loan proceeds..........................            23         (805)
  Net deferred loan origination fees.............................          (246)        (705)
                                                                   ------------  ------------
Loans receivable, net............................................  $  1,570,906   $1,485,459
                                                                   ------------  ------------
                                                                   ------------  ------------

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

    The Company's primary business is offering residential first mortgage loans and consumer financing and providing conveniently located deposit facilities with transaction, savings and certificate accounts. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in the southwestern and western parts of the city of Chicago and neighboring suburbs in Cook and DuPage counties, Illinois. At June 30, 1997, the Bank had fourteen full service offices, three of which are located on the southwest side of the City of Chicago and eleven of which are located in Chicago's western and southwestern suburbs, and two limited service offices.

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

    During the first six months of 1997, net income increased slightly to $8.9 million, a 2.3% or $0.2 million increase over the same period in 1996. This equated to $0.57 per share for the first six months of 1997 compared to $0.56 per share for the same period in 1996. Total assets of the Company rose to $2.6 billion at June 30, 1997. Capital remained strong at $277.3 million at June 30, 1997, an increase of $9.2 million from December 31, 1996. The Company paid cash dividends of $.20 cents per share during this same period.

    At June 30, 1997, total assets of the Company reached $2.575 billion, an increase of 7.1% from December 31, 1996. During this same period, loans grew to $1.571 billion or 5.8%, and deposits grew to $1.835 billion or 6.7%. While net interest income for the first six months of 1997 was up 4.1% from the same period in 1996 because of volume growth, the net interest margin dropped to 2.73% from 3.00% in the previous year. The high level of pre-payments from mortgage related products and higher rates paid on the Company's growing deposit portfolio caused this shrinking of the margin.

BUSINESS COMBINATION

    The Company and TCF Financial Corporation, a Delaware corporation ("TCF"), entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement"), dated March 16, 1997, providing for the combination of the Company and TCF (the "Transaction"). For Company stockholders, the Transaction will be structured as a cash election merger in which the holders of Company Common Stock will have the right to elect cash, TCF Common Stock or a combination thereof, subject to certain limitations set forth in the Reorganization Agreement. At the Effective Time of the Transaction, each outstanding share of Company Common Stock will be converted into TCF Common Stock, cash or a combination thereof, based on a value of TCF Common Stock determined over the 30 consecutive trading days ending on the Determination Date (as that term is defined in the Reorganization Agreement). The Transaction is structured to be tax-free to Company stockholders except to the extent they receive cash.

    Completion of the Transaction is subject to certain conditions, including
(i) approval by the stockholders of the Company, (ii) approval by the Federal Reserve Board, the Office of the Comptroller of Currency, the Office of Thrift Supervision and other requisite regulatory authorities, (iii) receipt of opinions of counsel for the Company and for TCF that the Transaction will be treated, for federal income tax purposes, as a tax-free reorganization, and (iv) other conditions to closing customary in transactions of this type.

    If the Reorganization Agreement is terminated under certain circumstances, the Company would be required to pay TCF a cash termination fee of $15 million. It is currently anticipated that the Transaction will be consummated during the third quarter of 1997.

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
  JUNE 30, 1996

    GENERAL

    Net income for the quarter ended June 30, 1997, increased 26.3% to $4.8 million compared to $3.8 million for the quarter ended June 30, 1996. Earnings per share for the 1997 quarter was $0.31 compared to $0.25 in the second quarter of 1996. The weighted average number of common shares and equivalents outstanding for the second quarters of 1997 and 1996 were 15,741,202 and 15,527,024 shares, respectively. Net interest income before provision for loan losses increased $0.5 million or 3.2% to $16.2 million in 1997 compared to $15.7 million in 1996. The provision for loan losses decreased $0.3 million to $0.5 million in 1997 from $0.8 million in 1996. The Company's results of operations depend primarily on its level of net interest income, which is the difference between interest earned on interest-earning assets, and the interest paid on interest-bearing liabilities. The Company's earnings also are affected by the level of its other income, including loan servicing, commitment and origination fees, gains and losses on sale of loans and investment securities, as well as its level of non-interest expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Non-interest income remained flat totaling $1.4 million in both 1997 and 1996. Non-interest expense decreased by $0.5 million or 4.9% to $9.7 million in 1997 from $10.2 million in 1996.

    INTEREST INCOME

    Total interest income increased $5.2 million or 13.5% to $43.8 million for 1997 from $38.6 million for 1996. The increase in interest income was the result of average earning assets increasing to $2.451 billion in 1997 from $2.160 billion in 1996. Interest income on loans increased $5.2 million or 23.0% to $27.8 million in 1997 from $22.6 million in 1996. The increase was the result of growth in average loans outstanding of $303.4 million or 24.5% from $1.240 billion in 1996 to $1.543 billion in 1997. This was partially offset by a decline in the portfolio yield from 7.28% in 1996 to 7.22% in 1997. Interest income on mortgage-backed and related securities decreased $1.5 million or 10.9% to $12.2 million in 1997 from $13.7 million in 1996. This decrease was due to a decline in the average volume. This decrease was partially offset by an increase in yield from 7.20% in 1996 to 7.39% in 1997. Interest on investment securities increased by $1.4 million or 77.8% to $3.2 million in 1997 from $1.8 million in 1996. The increase was due to the average balance of investment securities increasing $73.0 million or 54.4% to $207.2 million in 1997 from $134.2 million in 1996, and an increase in the portfolio yield from 5.49% in 1996 to 6.17% in 1997. Short-term investment interest income decreased by $0.2 million to $0.3 million in 1997 from $0.1 million in 1996.

    INTEREST EXPENSE

    Total interest expense increased by $4.7 million or 20.5% to $27.6 million in 1997 from $22.9 million in 1996. The increase in interest expense was the result of an increase in the rates paid on interest-bearing liabilities to 5.01% in 1997 from 4.77% in 1996, and a 14.8% increase in the average amount of those liabilities to $2.204 billion in 1997 from $1.920 billion in 1996. This volume growth came from certificates of deposit and borrowings. The increase in the rates paid on interest-bearing funds was primarily due to the growth in borrowings.

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

    PROVISION FOR LOAN LOSSES

    The provision for loan losses decreased to $0.5 million in 1997 from $0.8 million in 1996, a decrease of $0.3 million or 37.5%. The allowance for loan losses at June 30, 1997 was $7.8 million or 0.49% of gross loans outstanding, compared to $7.0 million or 0.48% of gross loans outstanding at December 31, 1996. Based on management's evaluation of the loan portfolio, past loan loss experience and known inherent risks in the portfolio, management believes that the allowance is adequate.

    NON-INTEREST INCOME

    Non-interest income remained flat at $1.4 million in both 1997 and 1996. In 1997, the Company had $254,000 in gains from the sale of loans. The Company expects an increase in loan sales in the future due to increased mortgage loan originations which may result in greater fluctuations in non-interest income.

    NON-INTEREST EXPENSE

    Non-interest expense decreased by $0.5 million or 4.9% to $9.7 million in 1997 from $10.2 million in 1996. Compensation and employee benefits expense increased by $0.5 million or 10.2% to $5.4 million in 1997 from $4.9 in 1996.

    The Company accrued $0.7 million in expense relating to the Employee Stock Ownership Plan (the "ESOP") in 1997, up from the $0.5 million expensed for the ESOP in 1996. Under generally accepted accounting principles ("GAAP"), expense under the ESOP reflects the market value of shares to participants. The difference between the market value and the cost of shares released, which equaled $0.4 million in 1997, is reflected as an increase in additional paid-in capital.

    Federal insurance premiums were $0.4 million in 1997 and $1.0 million in 1996. The decline in this expense was the result of a reduction in rates charged by the Federal Deposit Insurance Corporation (the "FDIC").

    Other general and administrative expenses decreased to $1.2 million in 1997 from $1.8 million 1996. Loan origination expenses were down due to reduced loan originations during the quarter.

    INCOME TAX EXPENSE

    Income tax expense increased $0.5 million to $2.7 million in 1997 from $2.2 million in 1996. The primary reason for the increase was the increase of pre-tax income from $6.1 million to $7.5 million. The effective tax rate for 1997 was 35.8% compared with 37.0% for 1996.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE
  30, 1996

    GENERAL

    Net income for the six months ended June 30, 1997, increased 2.3% to $8.9 million compared to $8.7 million for the six months ended June 30, 1996. Earnings per share for the 1997 period increased to $0.57 compared to $0.56 for 1996. The weighted average number of common shares and equivalents outstanding for first six months of 1997 and 1996 were 15,656,221 and 15,778,257 shares, respectively. Net interest income before provision for loan losses increased $1.3 million or 4.1% to $33.0 million in 1997 compared to $31.7 million in 1996. The provision for loan losses decreased $0.7 million to $0.9 million in 1997 from $1.6 million in 1996. Non-interest income decreased by $1.9 million or 43.2% to $2.5 million in 1997 from

                    STANDARD FINANCIAL, INC. & SUBSIDIARIES

                                  (UNAUDITED)

$4.4 million in 1996. Non-interest expense increased by $0.1 million or 0.5% to $20.8 million in 1997 from $20.7 million in 1996.

    INTEREST INCOME

    Total interest income increased $10.8 million or 14.2% to $86.7 million for 1997 from $75.9 million for 1996. The increase in interest income was the result of average earning assets increasing to $2.413 billion in 1997 from $2.109 billion in 1996. Interest income on loans increased $12.8 million or 29.8% to $55.7 million in 1997 from $42.9 million in 1996. The increase was the result of growth in average loans outstanding of $364.9 million or 31.5% from $1.159 billion in 1996 to $1.524 billion in 1997. This was partially offset by a decline in the portfolio yield from 7.40% in 1996 to 7.31% in 1997. Interest income on mortgage-backed and related securities decreased $3.5 million or 12.8% to $23.8 million in 1997 from $27.3 million in 1996. This decrease was due to the average balance of mortgage-backed and related securities decreasing $119.8 million or 15.4% to $655.9 million in 1997 from $775.7 million 1996. This was partially offset by an increase in portfolio yield from 7.04% in 1996 to 7.24% in 1997. Interest on investment securities increased by $1.3 million or 28.3% to $5.9 million in 1997 from $4.6 million in 1996. The increase was due to the average balance of investment securities increasing $48.6 million or 34.8% to $188.1 million in 1997 from $139.5 million in 1996. Short-term investment interest income increased to $0.6 million in 1997 from $0.5 million in 1996.

    INTEREST EXPENSE

    Total interest expense increased by $9.4 million or 21.2% to $53.7 million in 1997 from $44.3 million in 1996. The increase in interest expense was the result of a 16.2% increase in the average amount of interest-bearing liabilities to $2.166 billion in 1997 from $1.864 billion in 1996 and an increase in the rates paid on those liabilities to 4.96% in 1997 from 4.75% in 1996. The increase in the rates paid on interest-bearing funds was primarily due to the growth in borrowings and certificates of deposit.

    PROVISION FOR LOAN LOSSES

    The provision for loan losses decreased to $0.9 million in 1997 from $1.6 million in 1996, a decrease of $0.7 million or 43.8%.

    NON-INTEREST INCOME

    Non-interest income decreased $1.9 million or 43.2% to $2.5 million in 1997 from $4.4 million in 1996. In 1996, the Company recorded $1.6 million in gains from the sale of investments and mortgage-backed securities, versus a $0.1 million loss in 1997.

    NON-INTEREST EXPENSE

    Non-interest expense increased by $0.1 million or 0.5% to $20.8 million in 1997 from $20.7 million in 1996. Compensation and employee benefits expense increased by $0.6 million to $10.5 million in 1997 from $9.9 million in 1996.

    Federal insurance premiums were $0.5 million in 1997 and $1.9 million in 1996, as a result of a reduction in rates charged by the Federal Deposit Corporation (the "FDIC").

    Other general and administrative expenses increased to $4.4 million in 1997 from $3.6 million 1996. A variety of professional fees and outside services accounted for these increased expenses.

    INCOME TAX EXPENSE

    Income tax expense decreased $0.2 million to $4.9 million in 1997 from $5.1 million in 1996. The effective tax rate for 1997 was 35.5% compared with 36.9% for 1996.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

    At June 30, 1997, total consolidated assets of the Company were $2.6 billion, an increase of $0.2 billion or 8.3% as compared to assets of $2.4 billion at December 31, 1996.

    Cash and cash equivalents increased $37.6 million or 86.8% from $43.3 million at December 31, 1996, to $80.9 million at June 30, 1997.

    Investment securities increased $50.7 million or 33.0% from $153.5 million at December 31, 1996, to $204.2 million at June 30, 1997. The Company has been investing in short term securities in anticipation of the upcoming merger with TCF.

    Mortgage-backed and related securities decreased $8.5 million or 1.3% from $651.4 million at December 31, 1996, to $642.9 million at June 30, 1997, primarily because proceeds were used to fund the growth of the Company's mortgage loan portfolio.

    Loans receivable increased $85.4 million or 5.8% from $1.485 billion at December 31, 1996, to $1.571 billion at June 30, 1997. During the first two quarters of 1997, the Company originated or purchased $320.6 million in loans compared to $444.5 million during the first six months of 1996. The Company purchases loans from correspondents. Correspondents are mortgage bankers and brokers that originate loans for the Company using rates and underwriting guidelines that the Company sets. The correspondents are paid a fee for loans that are acquired. The Company underwrites all loans and only funds those that meet its underwriting standards. As mortgage loan production grows, the Company intends to increase the amount of loans sold and will retain the loan servicing to generate additional fee income.

    Deposits increased by $115.6 billion or 6.7% from $1.719 billion at December 31, 1996 to $1.835 billion at June 30, 1997. This increase was the result of growth in the certificate of deposit portfolio. The Company continues to utilize various marketing strategies to promote specific deposit products and to acquire or expand targeted customer deposits.

    Borrowings increased 12.7% to $434.0 million at June 30, 1997, from $385.0 million at December 31, 1996. The Company's increased borrowings from the Federal Home Loan Bank (the "FHLB") were utilized to fund the growth of loans.

    INTEREST RATE SENSITIVITY

    The Company manages its exposure to interest rate risk by emphasizing the origination or purchase of adjustable rate mortgage ("ARM") loans and mortgage-backed securities and the purchase of investments with a short term to maturity for its portfolio. The Company also seeks to match the maturities of assets with deposits and FHLB borrowings. Management believes that investing in ARM loans and mortgage-backed securities, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances long-term profitability. The Company's portfolio of mortgage-backed and related securities has net unamortized premiums of $5.9 million. If prepayments accelerate, the amortization of the premium will increase and lower the net yield of the securities over its remaining life. The majority of the collateralized mortgage obligation ("CMO") portfolio was purchased at a discount and therefore does not have the risk of acceleration of premium amortization.

    At June 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same time period by $413.9 million. This represented a negative cumulative one year gap ratio of 17.1%. Thus, during periods of falling interest rates, it is expected that the cost of interest-bearing liabilities would fall more quickly than the yield on interest-earning assets, which would positively affect net interest income. In periods of rising interest rates, the opposite affect on net interest income is expected. The Company's one-year gap ratio at December 31, 1996, was a negative 7.86%.

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

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

   INTEREST EARNING ASSETS AND INTEREST BEARING LIABILITIES RATE SENSITIVITY

                                 JUNE 30, 1997

                                  (UNAUDITED)

                                                                                MORE THAN
                                             WITHIN     FOUR TO    MORE THAN   THREE YEARS
                                              THREE     TWELVE    ONE YEAR TO    TO FIVE     OVER FIVE
                                             MONTHS     MONTHS    THREE YEARS     YEARS        YEARS       TOTAL
                                            ---------  ---------  -----------  -----------  -----------  ---------
                                                                   (DOLLARS IN THOUSANDS)

Interest-earning assets(1):
Mortgage loans(2):
Fixed.....................................  $   5,416  $  16,260   $  43,873    $  48,805    $  57,731   $ 172,085
Variable..................................     46,637    122,940     504,164      611,401       37,299   1,322,441
Consumer loans(2).........................        375      1,277       9,557       58,302       14,917      84,428
Mortgage-backed and related securities:
Fixed.....................................        894      2,687       5,403        5,411       13,161      27,556
Variable..................................    139,270    420,131      55,481          452            0     615,334
Investment securities and other
  assets(3)...............................    171,840      6,017      21,842       82,785            0     282,484
                                            ---------  ---------  -----------  -----------  -----------  ---------
  Total...................................    364,432    569,312     640,320      807,156      123,108   2,504,328

Interest-bearing liabilities:
Deposits(4):
Now accounts..............................      4,349     13,046      34,789       34,789       17,186     104,160
Passbook savings accounts.................     14,504     43,511     116,028      116,028       57,319     347,390
Money market deposit accounts.............     71,562          0           0            0            0      71,562
Certificates of deposit...................    201,334    999,357      76,362       16,181           99   1,293,333
Borrowings................................          0     25,000     274,000      110,000       25,000     434,000
                                            ---------  ---------  -----------  -----------  -----------  ---------
  Total...................................    291,748  1,080,914     501,180      276,999       99,605   2,250,445
                                            ---------  ---------  -----------  -----------  -----------  ---------
Excess(deficiency) of interest-earning
  assets over interest-bearing
  liabilities.............................  $  72,684  $(511,602)  $ 139,140    $ 530,157    $  23,503   $ 253,883
                                            ---------  ---------  -----------  -----------  -----------  ---------
                                            ---------  ---------  -----------  -----------  -----------  ---------
Cumulative excess(deficiency) of interest-
  earning assets over interest-bearing
  liabilities.............................  $  72,684  $(438,918)  $(299,778)   $ 230,380    $ 253,883
                                            ---------  ---------  -----------  -----------  -----------
                                            ---------  ---------  -----------  -----------  -----------
Cumulative excess(deficiency) of interest-
  earning assets over interest-bearing
  liabilities as a % of total assets......       2.82%    (17.05)%     (11.64)%       8.95%       9.86%

------------------------------

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

4) Although the Company's NOW accounts and passbook savings accounts generally are subject to immediate withdrawal, management considers a certain amount of such accounts to be core deposits having significantly longer effective maturities based on the Company's retention of such deposits in changing interest rate environments. NOW accounts and passbook savings accounts are assumed to be withdrawn at annual rates of 16.7%, which management believes accurately reflects the Company's expected historical experience. If all of the Company's NOW accounts and passbook savings accounts had been assumed to be subject to repricing within one year, the one-year cumulative deficiency of interest-earning assets to interest-bearing liabilities would have been $790.1 million or 30.7% of total assets.

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                             NON-PERFORMING ASSETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

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

    The following table sets forth information regarding non-performing loans, investment securities and real estate owned at the dates indicated.

                                                    JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
                                                      1997        1997          1996          1996         1996
                                                    ---------  -----------  ------------  -------------  ---------
Non-accrual mortgage loans........................  $   5,593   $   5,258    $    4,362     $   3,649    $   2,556
Non-accrual consumer loans........................         15          24             0             0          358
                                                    ---------  -----------  ------------  -------------  ---------
  Total non-performing loans......................      5,608       5,282         4,362         3,649        2,914
Net real estate held for sale.....................        120         160            70            70            0
Non-accrual mortgage-backed and related
  securities......................................     10,223      10,386        11,138        12,123        7,373
                                                    ---------  -----------  ------------  -------------  ---------
  Total non-performing assets.....................  $  15,951   $  15,828    $   15,570     $  15,842    $  10,287
                                                    ---------  -----------  ------------  -------------  ---------
                                                    ---------  -----------  ------------  -------------  ---------
Allowance for loan losses.........................  $   7,825   $   7,401    $    6,988     $   6,559    $   6,218
Total non-performing assets to total assets.......       0.62%       0.64%         0.65%         0.68%        0.45%
Total non-performing loans to gross loans.........       0.36%       0.35%         0.30%         0.26%        0.22%
Allowance for loan losses to total non-performing
  loans...........................................     139.53%     140.12%       160.20%       179.75%      213.38%
Total non-performing mortgage-backed and related
  securities to gross mortgage-backed and related
  securities......................................       1.57%       1.57%         1.71%         1.76%        1.01%

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                              NET INTEREST MARGIN

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

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

                                                                 1997                                   1996
                                                 -------------------------------------  -------------------------------------
                                                  AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
                                                  BALANCE    INTEREST     YIELD/COST     BALANCE    INTEREST     YIELD/COST
                                                 ---------  -----------  -------------  ---------  -----------  -------------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earnings assets:
Short term investments.........................  $  20,679   $     274          5.30%   $   8,735   $     119          5.45%
Investment securities..........................    207,231       3,198          6.17%     134,189       1,841          5.49%
Mortgage-backed and related securities.........    658,404      12,166          7.39%     758,120      13,654          7.20%
Loans receivable...............................  1,543,492      27,844          7.22%   1,240,105      22,583          7.28%
Investment in Federal Home Loan Bank stock.....     21,309         353          6.63%      18,527         356          7.69%
                                                 ---------  -----------          ---    ---------  -----------          ---
    Total interest-earning assets..............  2,451,115      43,835          7.15%   2,159,676      38,553          7.14%

Non-interest-earning assets....................     61,792                                 61,612
                                                 ---------                              ---------
    Total assets...............................  $2,512,907                             $2,221,288
                                                 ---------                              ---------
                                                 ---------                              ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
NOW accounts...................................  $ 105,773   $     527          1.99%   $  98,661   $     506          2.05%
Money market deposit accounts..................     74,280         575          3.10%      79,787         615          3.08%
Passbook savings accounts......................    353,073       2,210          2.50%     371,297       2,325          2.50%
Certificates of deposit........................  1,243,039      17,636          5.68%   1,066,048      14,751          5.53%
Borrowings.....................................    428,000       6,643          6.21%     303,890       4,688          6.17%
                                                 ---------  -----------          ---    ---------  -----------          ---
    Total interest-bearing liabilities.........  2,204,165      27,591          5.01%   1,919,683      22,885          4.77%
Non-interest-bearing liabilities...............     34,727                                 34,521
                                                 ---------                              ---------
    Total liabilities..........................  2,238,892                              1,954,204
Stockholders' equity...........................    274,015                                267,084
                                                 ---------                              ---------
    Total liabilities and stockholders'
      equity...................................  $2,512,907                             $2,221,288
                                                 ---------                              ---------
                                                 ---------                              ---------
Net interest income before provision for loan
  losses.......................................              $  16,244          2.14%               $  15,668          2.37%
                                                            -----------          ---               -----------          ---
                                                            -----------          ---               -----------          ---
Net yield on earning assets....................                                 2.65%                                  2.90%
Ratio of interest-earning assets to
  interest-bearing liabilities.................                                 1.11x                                  1.13x

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                              NET INTEREST MARGIN

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                               1997                                    1996
                                              --------------------------------------  --------------------------------------
                                                AVERAGE                   AVERAGE       AVERAGE                   AVERAGE
                                                BALANCE     INTEREST    YIELD/COST      BALANCE     INTEREST    YIELD/COST
                                              ------------  ---------  -------------  ------------  ---------  -------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
Short term investments......................  $     23,940  $     648        5.41%    $     19,280  $     521        5.40%
Investment securities.......................       188,137      5,890        6.26%         139,469      4,640        6.65%
Mortgage-backed and related securities......       655,887     23,752        7.24%         775,679     27,314        7.04%
Loans receivable............................     1,524,021     55,729        7.31%       1,159,112     42,886        7.40%
Investment in Federal Home Loan Bank
  stock.....................................        20,905        695        6.65%          15,903        580        7.29%
                                              ------------  ---------         ---     ------------  ---------         ---
    Total interest-earning assets...........     2,412,890     86,714        7.19%       2,109,443     75,941        7.20%
Non-interest-earning assets.................        59,969                                  60,786
                                              ------------                            ------------
    Total assets............................  $  2,472,859                            $  2,170,229
                                              ------------                            ------------
                                              ------------                            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
NOW accounts................................  $    103,603  $   1,041        2.01%    $     98,578  $   1,005        2.04%
Money market deposit accounts...............        73,775      1,152        3.12%          80,281      1,246        3.10%
Passbook savings accounts...................       350,450      4,410        2.52%         369,410      4,625        2.50%
Certificates of deposit.....................     1,222,433     34,348        5.62%       1,034,845     28,744        5.56%
Borrowings..................................       415,244     12,791        6.16%         281,258      8,658        6.16%
                                              ------------  ---------         ---     ------------  ---------         ---
    Total interest-bearing liabilities......     2,165,505     53,742        4.96%       1,864,372     44,278        4.75%
Non-interest-bearing liabilities............        35,648                                  36,043
                                              ------------                            ------------
    Total liabilities.......................     2,201,153                               1,900,415
Stockholders' equity........................       271,706                                 269,814
                                              ------------                            ------------
    Total liabilities and stockholders'
      equity................................  $  2,472,859                            $  2,170,229
                                              ------------                            ------------
                                              ------------                            ------------
Net interest income before provision for
  loan losses...............................                $  32,972        2.23%                  $  31,663        2.45%
                                                            ---------         ---                   ---------         ---
                                                            ---------         ---                   ---------         ---
Net yield on earning assets.................                                 2.73%                                   3.00%
Ratio of interest-earning assets to
  interest-bearing liabilities..............                                 1.11x                                   1.13x

                   STANDARD FINANCIAL, INC. AND SUBSIDIARIES

                              NET INTEREST MARGIN

                                AT JUNE 30, 1997

                                  (UNAUDITED)

                                                                                            BALANCE      YIELD/COST
                                                                                          ------------  -------------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
Short term investments..................................................................  $     56,639         5.83%
Investment securities...................................................................       204,152         6.15%
Mortgage-backed and related securities..................................................       642,890         7.16%
Loans receivable........................................................................     1,578,954         7.47%
Investment in Federal Home Loan Bank stock..............................................        21,693         6.75%
                                                                                          ------------          ---
    Total interest-earning assets.......................................................     2,504,328         7.24%

Non-interest-earning assets.............................................................        70,347
                                                                                          ------------
    Total assets........................................................................  $  2,574,675
                                                                                          ------------
                                                                                          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
NOW accounts............................................................................  $    104,160         2.00%
Money market deposit accounts...........................................................        71,562         3.15%
Passbook savings accounts...............................................................       347,390         2.53%
Certificates of deposit.................................................................     1,293,333         5.68%
Borrowings..............................................................................       434,000         6.12%
                                                                                          ------------          ---
    Total interest-bearing liabilities..................................................     2,250,445         5.03%

Non-interest-bearing liabilities........................................................        46,916
                                                                                          ------------
    Total liabilities...................................................................     2,297,361

Stockholders' equity....................................................................       277,314
                                                                                          ------------
    Total liabilities and stockholders' equity..........................................  $  2,574,675
                                                                                          ------------
                                                                                          ------------
Net interest income before provision for loan losses....................................                       2.21%
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

    At June 30, 1997, the Bank exceeded all regulatory minimum capital requirements. The following table sets forth information relating to the Bank's regulatory capital compliance at that date.

                                                                                                              EXCESS OF
                                                                 REGULATORY                                  BANK ACTUAL
                                                                REQUIREMENTS         ACTUAL BANK CAPITAL    CAPITAL OVER
                                                           ----------------------  -----------------------   REGULATORY
                                                            AMOUNT      PERCENT      AMOUNT      PERCENT    REQUIREMENTS
                                                           ---------  -----------  ----------  -----------  -------------
Risk-based...............................................  $  89,638        8.00%  $  215,814       19.26%   $   126,176
Leverage (core)..........................................     75,517        3.00%     207,989        8.26%       132,472
Tangible.................................................     37,752        1.50%     207,571        8.25%       169,819

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

    The Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposits plus short-term borrowings as defined by OTS regulations. This requirement which may vary at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Bank's liquidity ratios were 10.64% at June 30, 1997 and 7.46% at December 31, 1996. The Bank's short-term liquidity ratios were 6.60% at June 30, 1997 and 4.50% at December 31, 1996. Excess funds are generally invested in high quality, short-term marketable investments and federal funds. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of advances from the Company, the FHLB, and other commercial banking sources. The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash (used in) provided by operating activities, consisting of the results of operations of the Company, adjusted primarily for non-cash amortization of expenses and changes in assets and liabilities were, ($6.6) million and $43.2 million for the first six months of 1997 and 1996, respectively. Net cash used in investing activities, consisting of purchases and maturities of investments, changes in the level of mortgage loans, and payment for property and equipment, were $118.7 million and $256.5 million for the first six months of 1997 and 1996, respectively. Net cash provided by financing activities, consisting primarily of changes in deposit and escrow accounts and changes in borrowed funds, were $163.0 million and $188.4 million for the first six months of 1997 and 1996, respectively.

    At June 30, 1997, the Company had outstanding loan commitments of $77.0 million and anticipates that it will have sufficient funds available to meet these commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997, totaled $1.201 billion. Management believes that a significant portion of such deposits will remain with the Company based upon prior experience with such deposits.

    RECENT REGULATORY DEVELOPMENTS

    The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would eliminate the federal thrift charter by requiring each federal thrift to convert to a national or state bank within two years following enactment of the legislation. Any federal thrift that failed to convert to a bank within such two year period would, by operation of law, become a national bank as of the second anniversary of the enactment of the legislation. Assuming the proposed combination of the Company and TCF is consummated as provided in the Reorganization Agreement, this aspect of the pending legislation will have no impact on the Company and its subsidiaries.

    The proposed legislation would also allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only in the bank holding company and its bank subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

    At this time, the Company is unable to predict whether the proposed legislation will be enacted and therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

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

    None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    11.1 Statement Re Computation of Per Share Earnings

    27.1 Financial Data Schedule

                       COMPUTATION OF PER SHARE EARNINGS

                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30               JUNE 30
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
PRIMARY
Average shares outstanding............................................     14,844     15,088     14,816     15,382
Net effect of the assumed exercise of stock options--based on the
  treasury stock method using average market price....................        735        310        692        292
Net effect of the assumed exercise of MRP's--based on the treasury
  stock method using average market price.............................        162        129        148        104
                                                                        ---------  ---------  ---------  ---------
Average common & common stock equivalents.............................     15,741     15,527     15,656     15,778
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   4,813  $   3,818  $   8,896  $   8,739
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share....................................................  $    0.31  $    0.25  $    0.57  $    0.56
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
FULLY DILUTED
Average shares outstanding............................................     14,844     15,088     14,816     15,382
Net effect of the assumed exercise of stock options--based on the treasury stock method using average market price or period end
  market price, whichever is higher...................................        769        420        776        421
Net effect of the assumed exercise of MRP's--based on the treasury stock method using average market price or period end market price,
  whichever is higher.................................................        168        152        162        134
                                                                        ---------  ---------  ---------  ---------
Average common & common stock equivalents.............................     15,781     15,660     15,754     15,937
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   4,813  $   3,818  $   8,896  $   8,739
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Earnings per share....................................................  $    0.30  $    0.24  $    0.56  $    0.55
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         STANDARD FINANCIAL, INC.
                                               --------------------------------------------
                                                               (Registrant)

            Date: August 13, 1997                         /s/ DAVID H. MACKIEWICH
                                               --------------------------------------------
                                                            DAVID H. MACKIEWICH
                                                          Chairman of the Board,
                                                   President and Chief Executive Officer
                                                         (Duly Authorized Officer)

            Date: August 13, 1997                           /s/ THOMAS M. RYAN
                                               --------------------------------------------
                                                              THOMAS M. RYAN
                                                         Executive Vice President,
                                                        Chief Operating Officer and
                                                          Chief Financial Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         STANDARD FINANCIAL, INC.
                                               --------------------------------------------
                                                               (Registrant)

            Date: August 13, 1997
                                               --------------------------------------------
                                                            DAVID H. MACKIEWICH
                                                          Chairman of the Board,
                                                   President and Chief Executive Officer
                                                         (Duly Authorized Officer)

            Date: August 13, 1997
                                               --------------------------------------------
                                                              THOMAS M. RYAN
                                                         Executive Vice President,
                                                        Chief Operating Officer and
                                                          Chief Financial Officer